Form 10-Q
period 1996-03-31
ECOSCIENCE CORP/DE
filed 1996-05-14
CIK 882259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: MARCH 31, 1996     Commission File Number:  0-19746


                             ECOSCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
           (State or other jurisdiction incorporation or organization)


                                   04-2912632
                      (I.R.S. Employer Identification No.)


                10 ALVIN COURT, EAST BRUNSWICK, NEW JERSEY 08816
                    (Address of principal executive offices,
                               including zip code)


                                  908-432-8200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 10, 1996
            -----                                    ---------------------------
Common Stock, par value $.01 per share                        9,342,177


Total Number of Sequentially Numbered Pages: 26        Exhibit Index on Page: 25

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                                                                 PAGE
                                                                                                                 ----
PART I. - FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                          Condensed Consolidated Balance Sheets -

                               March 31, 1996 and June 30, 1995                                                   3


                          Condensed Consolidated Statements of Operations -

                               Three and Nine Months Ended March 31, 1996  and 1995                               4


                          Condensed Consolidated Statements of Cash Flows -

                                Nine Months Ended March 31, 1996 and 1995                                         5


                          Notes to Condensed Consolidated Financial Statements                                    6 - 13



         Item 2.  Management's Discussion and Analysis of Financial

                               Condition and Results of Operations                                               14 - 22



PART II. - OTHER INFORMATION                                                                                      23


SIGNATURES                                                                                                        24

                             ECOSCIENCE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                            March 31,       June 30,
                                                                              1996            1995
                                                                              ----            ----
                                                                           (Unaudited)    (Unaudited)
       ASSETS
Current assets:
   Cash and cash equivalents...............................                $      787     $       481
   Short-term investments..................................                       701           6,150
   Restricted cash, cash equivalents and short-term investments                 1,205             500
   Accounts receivable, less reserves of $137 at
        March 31, 1996 and $186 at June 30, 1995...........                     1,555           1,961
   Interest receivable.....................................                        17              84
   Inventories.............................................                     1,838           1,525
   Other current assets....................................                       225             498
                                                                           ----------     -----------
        Total current assets...............................                     6,328          11,199
                                                                           ----------     -----------
Property and equipment, net................................                     1,005           4,478
Restricted cash equivalents................................                       -               700
Intangible assets, net.....................................                     2,000           2,152
Other noncurrent assets....................................                       180             240
                                                                           ----------     -----------
        Total assets.......................................                $    9,513     $    18,769
                                                                           ==========     ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
    Current maturities of noncurrent liabilities...........                $    1,515     $     2,597
    Accounts payable.......................................                     1,590           1,946
    Accrued restructuring costs............................                       792           1,754
    Accrued expenses and other current liabilities.........                       734           1,555
                                                                           ----------     -----------
        Total current liabilities..........................                     4,631           7,852
                                                                           ----------     -----------
Noncurrent liabilities:
    Long-term debt and capital leases, less current maturities                  1,061           5,693
    Other long-term liabilities............................                       300           2,732
                                                                           ----------     -----------
        Total noncurrent liabilities.......................                     1,361           8,425
                                                                           ----------     -----------
Stockholders' investment:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
        none issued and outstanding........................                       -               -
    Common stock, $.01 par value, 25,000,000 shares authorized;
        9,342,177 and 8,840,511 shares issued and outstanding
        at March 31, 1996 and June 30, 1995, respectively..                        93              88
    Additional paid-in capital.............................                    56,077          55,581
    Accumulated deficit....................................                   (52,650)        (53,110)
    Unrealized gain (loss) on short-term investments.......                         1             (67)
                                                                           ----------     -----------
        Total stockholders' investment.....................                     3,521           2,492
                                                                           ----------     -----------
        Total liabilities and stockholders' investment.....                $    9,513     $    18,769
                                                                           ==========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ECOSCIENCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                              Three Months Ended                          Nine Months Ended
                                                                   March 31,                                  March 31,
                                                      ----------------------------------         ----------------------------------
                                                           1996                1995                   1996                1995
                                                      --------------      --------------         --------------     ---------------
                                                                 (Unaudited)                                (Unaudited)
Revenues:
    Product sales.................................... $       3,097       $       3,749          $      11,454      $        9,434
    Research, development, licensing
        fees and other...............................             -                  11                      -                 155
    Investment income................................            42                 178                    174                 475
                                                      --------------      --------------         --------------     ---------------
          Total revenues.............................         3,139               3,938                 11,628              10,064
                                                      --------------      --------------         --------------     ---------------

Costs and expenses:
    Cost of goods sold...............................         2,097               3,021                  8,177               7,776
    Research and development.........................           197               1,086                    782               3,410
    Selling and marketing............................           659                 943                  1,922               2,756
    General and administrative.......................           541                 631                  1,659               1,890
    Reversal of accrued restructuring charge.........        (1,550)                  -                 (1,550)                  -
    Gains on sale of property and equipment
        and debt settlements.........................          (241)                  -                   (366)                  -
    Interest and other expenses......................            85                 409                    544                 884
                                                      --------------      --------------         --------------     ---------------
          Total costs and expenses...................         1,788               6,090                 11,168              16,716
                                                      --------------      --------------         --------------     ---------------

Net income (loss).................................... $       1,351       $      (2,152)         $         460      $       (6,652)
                                                      ==============      ==============         ==============     ===============

Net income (loss) per common share................... $        0.15       $       (0.24)         $        0.05      $        (0.75)
                                                      ==============      ==============         ==============     ===============

Weighted average number of common
     and common equivalent
     shares outstanding..............................         9,303               8,839                  9,020               8,839
                                                      ==============      ==============         ==============     ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ECOSCIENCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Nine Months Ended
                                                                                                   March 31,
                                                                                -------------------------------------------------
                                                                                        1996                           1995
                                                                                ------------------              -----------------
                                                                                                  (Unaudited)
Cash flows from operating activities:
    Net income (loss).......................................................... $             460               $         (6,652)
    Adjustments to reconcile net income (loss) to
        net cash used for operating activities:
              Depreciation and amortization....................................               466                            758
              Loss on sale of  investments.....................................                58                              7
              Gain on sale of property and equipment...........................               (74)                           (65)
              Gain on settlement of accounts payable...........................               (51)                             -
              Gain on settlement of debt and other liabilities.................              (241)                             -
              Reversal of accrued restructuring charge.........................            (1,550)                             -
              Foreign exchange loss (gain).....................................               (12)                            80
              Changes in current assets and liabilities:
                    Accounts and interest receivable...........................               473                            179
                    Inventories................................................              (313)                           (22)
                    Other current assets.......................................               273                            (88)
                    Accounts payable and accrued expenses......................            (1,120)                        (1,331)
                    Accrued restructuring costs................................            (1,112)                        (1,562)
                                                                                ------------------              -----------------

           Net cash used for operating activities..............................            (2,743)                        (8,696)
                                                                                ------------------              -----------------

Cash flows from investing activities:
       Purchases of property and equipment.....................................               (71)                          (630)
       Proceeds from sale of property and equipment............................               368                             75
       Purchases of restricted cash equivalents
         and short-term investments ...........................................              (705)                        (4,580)
       Proceeds from sale of short-term investments ...........................             6,159                          5,576
       Decrease (increase) in other noncurrent assets..........................                60                           (279)
                                                                                ------------------              -----------------

          Net cash provided by investing activities............................             5,811                            162
                                                                                ------------------              -----------------

Cash flows from financing activities:
       Proceeds from exercise of stock options.................................                 1                              1
       Proceeds from long-term debt ...........................................                 7                          2,551
       Payments on long-term debt and capital leases...........................            (2,776)                        (2,005)
                                                                                ------------------              -----------------

          Net cash provided by (used for) financing activities.................            (2,768)                           547

Effect of exchange rate changes on cash........................................                 6                            (80)
                                                                                ------------------              -----------------

Increase (decrease) in cash and cash equivalents...............................               306                         (8,067)

Cash and cash equivalents at beginning of period ..............................               481                          9,886
                                                                                ------------------              -----------------

Cash and cash equivalents at end of period .................................... $             787               $          1,819
                                                                                ==================              =================


Total unrestricted and restricted cash, cash equivalents
     and short-term investments at end of period............................... $           2,693               $         11,149
                                                                                ==================              =================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ECOSCIENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                   (UNAUDITED)
1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly-owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the development and commercialization of natural pest control products, naturally-derived coatings to preserve food quality and extend the shelf life of fruits and vegetables, and the marketing and distribution of advanced technologies, products, growing systems and services for the intensive farming, horticulture and produce packing industries. The Company derives a major portion of its revenues from the sale of growing medium products to the North American intensive farming and horticulture industries, sorting and grading products and equipment to the produce packing industry, and from the sale of post harvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

     Since inception and until the recent restructuring program, the Company had devoted substantially all of its efforts toward new product research and development and the manufacture, marketing and distribution of products recently developed, acquired or licensed. Substantially all revenues generated by the Company prior to the acquisition of AGRO were from collaborative research and development arrangements and investment income. In June 1993, the Company introduced its first two products, the Bio-Path(R) Cockroach Control Chamber, a biopesticide, and Nature Seal(R), a naturally derived vegetable based coating for the post harvest protection of fruits and vegetables. In March 1995, the Company began marketing its third product, Bio-Save(TM) PostHarvest BioProtectant, a natural microbial agent that prevents decay on apples, pears and citrus fruits in storage and during shipment. In August 1995, the Company introduced its fourth product, Bio-Blast(TM) termiticide, a biopesticide. The Company is subject to a number of risks similar to those of other companies in similar stages of development, dependence on key individuals, competition from other products and companies, the necessity to develop, register, and manufacture commercially usable products, the ability to achieve profitable operations and the need to raise additional funds through public or private debt or equity financing.

     At the close of fiscal year 1995, the Company adopted and began implementation of a restructuring program to shift the corporate focus from research and development activities to commercial operations in an effort to reduce operating losses and conserve cash reserves. Under the restructuring program, the Company eliminated substantially all of its Massachusetts based work force; closed its manufacturing facility located in Northborough, Massachusetts; and relocated its corporate headquarters and operations to AGRO's East Brunswick, New Jersey facility during the second quarter of fiscal year 1996. As of June 30, 1995, the Company ceased development and production of its first generation Bio-Path Cockroach Control Chamber. In addition, the Company has completed formulation and is currently seeking contractors for reduced cost toll manufacturing, awaiting Environmental Protection Agency registration and seeking partners to market its second generation Bio-Path Cockroach Control Chamber. The Company believes that the impact of the restructuring program has reduced its working capital needs such that cash, restricted cash equivalents and short-term investments as of March 31, 1996, together with the anticipated proceeds from sales of certain property and equipment and other non-strategic assets and funds available under its existing revolving line of credit, will be sufficient to finance the Company's working capital needs for at least the next six to nine months. After such time, the Company believes that it may be necessary to raise additional funds through public or private debt or equity financing.

      Since the implementation of the restructuring program adopted in the fourth quarter of 1995, all of the 33 employees targeted for termination were terminated by December 31, 1995. Costs of approximately $1,455,000 have been incurred and charged against the restructuring accruals during the nine months ended March 31, 1996, of which approximately $684,000 is related to employee severance benefit payments.


2.   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended March 31, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

      The results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for a full fiscal year. The Company expects to incur a net loss for the fiscal year ending June 30, 1996. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1995, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


3.   RESTRICTED CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The following restrictions have been imposed on certain amounts of the Company's cash and cash equivalents as of March 31, 1996:


                                                                                                 Restricted
     (In thousands)                                                                                Amount
                                                                                                   ------
     Certificate of deposit with bank as collateral for outstanding loan
         balance due under revolving line of credit......................................   $     700

     Certificate of deposit with bank as security for outstanding standby
         letter of credit in the amount of $400..........................................         425

     Money market account with bank as compensating balance for
         revolving line of credit   .....................................................          80
                                                                                            ---------
                                                                                            $   1,205
                                                                                            =========

                                      -7-

      As of March 31, 1996, the Company had cash and term deposits with two banks which exceeded the United States Federal Deposit Insurance limit for such deposits by approximately $1,048,000. The Company also had $585,000, as of March 31, 1996, in cash and cash equivalents in a bank in Canada where there is no deposit insurance.

4.   INVENTORIES

      Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                                            March 31,           June 30,
                                                                              1996                1995
                                                                              ----                ----
     (In thousands)
     Raw materials ..................................                       $    267            $     43
     Work-in-process ................................                              -                 160
     Finished goods .................................                          1,571               1,322
                                                                            --------            --------
                                                                            $  1,838            $  1,525
                                                                            ========            ========



      Work-in-process   and  finished   goods   include   material,   labor  and
      manufacturing overhead.


5.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                           March 31,            June 30,
                                                                             1996                 1995
                                                                             ----                 ----
     (In thousands)
     Laboratory equipment                                                  $     965           $     951
     Furniture, fixtures and equipment ..................                      1,525               1,471
     Leasehold improvements .............................                        553                 564
     Assets under capital leases ........................                        585               4,115
                                                                           ---------           ---------
                                                                               3,628               7,101
     Less accumulated depreciation
            and amortization ............................                     (2,623)             (2,623)
                                                                           ---------           ---------
                                                                           $   1,005           $   4,478
                                                                           =========           ==========

      Accumulated amortization for assets under capital leases totaled $251,000 and $760,000 at March 31, 1996 and June 30, 1995, respectively. As of March 31, 1996, the Company had certain property and equipment with a net book value of approximately $439,000 which is intended to be disposed of as part of the restructuring program adopted in the fourth quarter of fiscal 1995.


6.   DEBT AND LEASES

      On October 28, 1994, EcoScience and AGRO entered into equipment and revolving lines of credit agreements with a bank under which EcoScience borrowed $250,000 to finance the purchases of capital equipment, and AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventory up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the equipment line of credit had been payable in equal principal installments of $6,944 plus accrued interest over 36 months commencing February 5, 1995, at an interest rate of prime (8.25% at March 31, 1996) plus 2% and had been secured by the first lien on all fixed assets financed under this line of credit. Funds borrowed under the revolving line of credit had borne interest at a rate of prime (8.25% at March 31, 1996) plus 1% and are secured by all the assets of AGRO and all the outstanding common stock of AGRO owned by EcoScience. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996.

      As of June 30, 1995 and through October 5, 1995, the equipment and revolving lines of credit agreement imposed certain covenants including a minimum consolidated tangible net worth of $5,000,000 ("Net Worth Covenant"), a consolidated quick asset to current liabilities ratio of
      1.50 to 1 through June 30, 1995, and 1.25 to 1 thereafter ("Quick Ratio Covenant"), a minimum aggregate cash, cash equivalents and short-term investments balance of $5,000,000 ("Cash Covenant"), and a restriction on the declaration and payment of any cash dividends. As of June 30, 1995 and through October 5, 1995, the Company was in violation of the Net Worth and Quick Ratio Covenants. On October 5, 1995, the Company and the bank entered into an amendment to the equipment and revolving line of credit agreements pursuant to which the bank waived the violations of the Net Worth and Quick Ratio Covenants at June 30, 1995 and through October 5, 1995; eliminated the Net Worth and Quick Ratio Covenants for compliance periods after June 30, 1995; and reduced the Cash Covenant from $5,000,000 to $1,000,000 for compliance periods after June 30, 1995. In addition, the amendment to the credit agreements required payment of all outstanding obligations under the equipment line of credit (approximately $194,000 at October 5, 1995); increased the interest rate on borrowings under the revolving line of credit to prime plus 1.5% effective October 1, 1995; and expanded the collateral requirements to include a certificate of deposit in the amount of $700,000 to be held by the bank as partial cash collateral for the borrowing outstanding under the revolving line of credit. Any additional borrowings under the revolving line of credit will require 66.7% cash collateral coverage in the form of a certificate of deposit to be held by the bank. The amendment also extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996 and any principal amounts outstanding, together with accrued interest thereon, are due on such date. As of March 31, 1996, AGRO had an outstanding loan balance of $1,050,000 under the revolving line of credit.

      In September 1992, the Company entered into a 10-year facility lease with its landlord for expanded space in a new facility in Worcester, Massachusetts. On November 1, 1994, the Company and Hybridon, Inc. (the "Subtenant") entered into a sublease agreement under which the Company sublet certain space at its corporate headquarters and research and development facility to the Subtenant for a term of 21 months ending July 1996. On October 11, 1995, the Company and the Subtenant entered into an amendment to the sublease agreement under which the Company sublet a significant amount of additional space at this facility to the Subtenant and extended the term of the sublease agreement through December 31, 1996. The basic rental rate charged to the Subtenant is approximately the same rate as the Company's rental rate under its lease. In addition, on September 19, 1995, the Company and its landlord entered into a partial lease termination agreement with respect to certain space at its corporate headquarters and research and development facility.

      On January 11, 1996, the Company and its landlord entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions
      ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).

      In May 1993, the Company entered into a 15-year lease agreement for a manufacturing facility in Northborough, Massachusetts. This lease was accounted for as a capital lease and the present value of the minimum lease payments under this capital lease obligation was $3,525,000 at September 29, 1995. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid the lessor on October 31, 1995 approximately $195,000; released to the lessor approximately $305,000 held in an escrow account; and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release from the remaining lease obligations effective December 31,1995. Accordingly, the Company reclassified $500,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet and adjusted the present value of the remaining minimum lease payments under this capital lease obligation to reflect the impact of the lease termination agreement as of June 30, 1995. The effect of the settlement on the financial statements as of March 31, 1996 was net reductions of assets under capital lease of $2,936,000 and capital lease obligations of $3,500,000, and a net increase in accrued restructuring costs of $73,000.

      On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease has been accounted for as a capital lease obligation. On October 11, 1995, the Company and the financing company entered into an agreement which modified the lease pursuant to which the financing company waived a payment default which occurred in September 1995, in exchange for the Company's advance payment of approximately $1,135,000 which was applied to satisfy the total amount of the obligation outstanding under rental schedule No. 2 to the lease. Accordingly, the Company reclassified $886,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1995. The Company will continue to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1 to the lease. As of March 31, 1996, the present value of the minimum lease payments under the remaining capital lease obligation-rental schedule No. 1 was $1,490,000. In addition, the Company issued to the financing company a warrant to purchase 100,000 shares of common stock for $3.00 per share pursuant to the terms of this agreement.

      In February 1996, the Company settled EPSC acquisition related debt totaling $501,000 for $251,000, resulting in a gain on settlement of $241,000 after settlement related expenses of $9,000. Additionally, as part of the settlement, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at $2.00 per share.

7.   NET INCOME (LOSS) PER COMMON SHARE

      The net income per common share for the three and nine months ended March 31, 1996 is computed based on the weighted average number of common and common equivalent shares outstanding.

      The net loss per common share for the three and nine months ended March 31,1995 is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per-share calculations as the effect of their inclusion would be anti-dilutive.


      Common share computation is summarized as follows:


                                                Three Months Ended                     Nine Months Ended
                                                     March 31,                             March 31,

   (In thousands)                             1996              1995                 1996             1995
                                              ----              ----                 ----             ----
   Weighted average number
    of common shares
    outstanding ..................            9,260             8,839                8,980            8,839

   Net effect of dilutive
    stock options and
    warrants based on
    treasury stock method ........               43                 -                   40                -
                                             ------             -----               ------           ------

   Weighted average number
    of common and common
    equivalent shares
    outstanding ..................           9,303              8,839                9,020            8,839
                                             =====              =====                =====            =====


8.   SUPPLEMENTAL CASH FLOW INFORMATION

      In May 1993, the Company entered into a 15-year lease agreement for a manufacturing facility. This lease was accounted for as a capital lease and the present value of the minimum lease payments under the capital lease obligation was $3,525,000 at September 29, 1995. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid the lessor on October 31, 1995 approximately $195,000; released to the lessor approximately $305,000 held in an escrow account; and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release for the remaining lease obligation effective December 31, 1995. The non-cash effect of the settlement on the financial statements as of March 31, 1996 was net reductions of assets under capital lease of $2,936,000 and capital lease obligations of $3,500,000, and a net increase in accrued restructuring costs of $73,000.

      On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).The non-cash effect of the settlement on the financial statements as of March 31, 1996 was a reduction of accrued restructuring costs of $2,050,000 and an increase of common stock and additional paid-in capital of $500,000.

      The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                                ---------------------
     (In thousands)                                                             1996             1995
                                                                                ----             ----
     Cash paid for:
         Interest.............................................................  $ 548            $ 761
         Taxes................................................................      7               64

     Non-cash investing and financing activities:
         Disposition of manufacturing facility under
           capital lease......................................................  2,936                -

         Termination of capital lease obligation for
           manufacturing facility............................................. (3,500)               -

         Termination of lease obligation for corporate
            headquarters and research and development
           facility........................................................... (2,050)               -

         Issuance of common stock in connection  with the  termination  of lease obligation for corporate headquarters and research and development
           facility...........................................................    500                -


9.  MAJOR CUSTOMER AND CONCENTRATION OF RISK

      AGRO has a distribution agreement with an unrelated company under which AGRO has the exclusive right to sell the unrelated company's products in the United States and Canada. The sale of products under this distribution agreement accounted for 43% and 47% of total product sales for the nine months ended March 31, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would adversely affect operating results.

      In August 1995, AGRO entered into a distribution agreement with an unrelated Company under which AGRO has the exclusive right to sell the unrelated company's sorting and grading products and equipment in most of the United States, Canada, Mexico and the Caribbean. The sale of products and equipment under this distribution agreement accounted for 24% and 9% of total product sales for the nine months ended March 31, 1996 and 1995, respectively.


10.  STOCK OPTION PLAN

      On November 1, 1995, the Company's Compensation Committee of the Board of Directors granted 435,000 stock options under the 1991 Stock Option Plan (the "Plan") to certain employees pursuant to which shares of the Company's Common Stock may be purchased at $0.875 per share subject to certain vesting requirements and terms of the Plan.


11.  SEASONALITY

      The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions and other economic factors. Operating revenues may be concentrated in the Company's fourth quarter as a result of the North American growing season and pesticide treatment season. Although the Company believes that the historical trend in quarterly revenues for the fourth quarter of its fiscal year are generally higher than the first, second and third quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.



12.  COMMON STOCK LISTING ON NASDAQ

      On November 27, 1995, the Company's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company did not meet the minimum maintenance requirements for continued listing on the Nasdaq National Market and was listed on the Nasdaq SmallCap Market pursuant to an exception to the capital and surplus, and minimum bid price requirements.

      The exception required the Company to achieve a certain minimum dollar amount of capital and surplus. As described in Note 6, above, the effect of the termination of the Company's corporate headquarters and research and development facility lease on January 11, 1996, enabled the Company to achieve Nasdaq's required capital and surplus dollar amount. Accordingly, the Company's common stock will continue to be traded on the Nasdaq SmallCap Market.

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



GENERAL

Since inception and until the recent restructuring program discussed below, the Company had been engaged in research to develop new biological pest control products  and in  raising  capital  to  support  its  development  programs  and commercial operations. Beginning in 1992, the Company accelerated its commercialization activities, including the establishment of manufacturing capabilities and pre-marketing for the Bio-Path Cockroach Control Chamber, which received marketing approval from the United States Environmental Protection Agency ("EPA") in May 1993. In June 1993, the Company commenced sales of the Bio-Path Cockroach Control Chambers to the professional pest control market. In January 1994, the Company entered into a sales and distribution agreement with Bengal Chemical, Inc. for the non-exclusive retail distribution of the Bio-Path Cockroach Control Chamber in the United States. As part of the restructuring program discussed below, as of June 30, 1995, the Company has ceased production of the first generation Bio-Path Cockroach Control Chamber. In addition, the Company has completed formulation and is currently seeking contractors for reduced cost toll manufacturing, awaiting Environmental Protection Agency registration and seeking partners to market its second generation Bio-Path Cockroach Control Chamber.

In June 1992, the Company entered into a Product Development and Licensing Agreement (the "Terminix Agreement") with the Terminix International Company, L.P. ("Terminix") for the joint development of biopesticides for termite control. In October 1994, the Company was granted EPA registration for the Company's Bio-Blast biological termiticide. The Company commenced commercial trials of its Bio-Blast termiticide in the first quarter of fiscal 1995 in 11 states under the terms of the Terminix Agreement. In July 1995, the Company initiated sales of Bio-Blast termiticide to Terminix.

In November 1992, the Company acquired AGRO, an East Brunswick, New Jersey based Company which designs, markets and distributes advanced technologies, products, growing systems and services for the North American intensive farming and horticulture industries, and sorting and grading products and equipment to the produce packing industry.

In June 1993, the Company entered into licensing agreements with two companies for rights to develop, manufacture and distribute Nature Seal, a patented, naturally-derived coating product to protect the quality of fruits and vegetables after harvest. In May 1994, the Company acquired certain net assets of American Machinery Company ("AMC"), an Orlando, Florida based company which provided post harvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its existing coating activities, which include the distribution of its Nature Seal coating products.

In the fourth quarter of fiscal 1995, the Company recorded asset valuation and restructuring charges of $6,000,000 or $0.68 per share to write-down the value of certain assets and to provide for the costs associated with the closure of the Company's facilities located in Worcester, Northborough, and Shrewsbury, Massachusetts and for reductions in the Massachusetts based work force. The write-down of assets in 1995 included a $1,946,000 non-cash charge against the Company's investment in its manufacturing, laboratory, and office property and equipment located in Massachusetts and approximately a $354,000 non-cash charge for certain other assets to bring their respective values to their net realizable values. The remaining $3,700,000 of the 1995 charge consisted of accruals to provide for the costs associated with the planned facility lease settlements ($2,000,000), manufacturing plant shut-down ($497,000), employee severance benefits ($1,035,000) and other contractual obligations ($168,000) related to the restructuring program adopted in the fourth quarter of 1995.

At the close of fiscal 1995, the Company began the implementation of the restructuring program which was designed to shift the corporate focus from research and development to commercial operations in an effort to reduce operating losses and conserve cash resources. As part of the restructuring program, the Company eliminated substantially all of its Massachusetts based work force (approximately 33 positions) in the first quarter of fiscal 1996. In addition, during fiscal 1995 certain functions were moved to the Company's manufacturing facility in Northborough, Massachusetts, and the Company's space at its corporate headquarters and research and development facility located in Worcester, Massachusetts, was decreased from approximately 41,000 square feet to approximately 13,000 square feet. In the first quarter of fiscal 1996, the Company closed the Worcester facility and all functions were moved to the Northborough facility. During the second quarter of fiscal 1996, the Company relocated its Massachusetts based operations including corporate headquarters to AGRO's East Brunswick, New Jersey facility. The Company believes that the effects of its restructuring program on operating results for periods commencing in fiscal 1996 will be to reduce (i) deprecation and amortization expenses relating to property and equipment and other noncurrent assets, (ii) rent and related occupancy expenses as a result of consolidation of its various facilities, (iii) employee expenses from termination of research and development and other personnel and (iv) other expenses for research and development programs. The restructuring program is expected to reduce operating expenses, when fully implemented by approximately, $5,000,000 to $6,000,000 annually. The Company has completed a major portion of its restructuring activities in the first nine months of fiscal 1996.

On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).



RESULTS OF OPERATIONS


                      THREE MONTHS ENDED MARCH 31, 1996 VS.
                        THREE MONTHS ENDED MARCH 31, 1995

The Company's total revenues decreased $799,000 or 20% to $3,139,000 for the three months ended March 31, 1996 from $3,938,000 for the same period in 1995. The Company's product sales decreased $652,000 or 17% to $3,097,000 in the three month period ended March 31, 1996 from $3,749,000 in the same period in 1995. These decreases were due primarily to the decreases in product sales by AGRO of $454,000 and EcoScience of $238,000.

The following table sets forth the Company's product sales by operating divisions for the three months ended March 31, 1996 and 1995:

                                                          Three Months Ended
                                                               March 31,
                                         -------------------------------------------------
                                                                                 Increase
                                             1996               1995            (Decrease)
                                             ----               ----            ----------

(In thousands)
AGRO ...............................       $ 2,055            $ 2,509            $  (454)
EPSC  ..............................         1,042              1,002                 40
EcoScience..........................             -                238               (238)
                                           -------            -------            -------
     Consolidated...................       $ 3,097            $ 3,749            $  (652)
                                           =======            =======            =======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. The sale of products under the distribution agreement with Grodania accounted for 37% and 45% of the Company's total product sales for the three months ended March 31, 1996 and 1995, respectively. In August 1995, AGRO entered into a distribution agreement with Aweta B.V., a Netherlands based company, for the exclusive right to sell Aweta B.V.'s sorting and grading equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The sale of products and equipment under this distribution agreement accounted for 12% and 19% of total product sales for the three months ended March 31, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under the Grodania distribution agreement, and sorting and grading equipment under the Aweta distribution agreement, the Company believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however could cause a delay in filling orders as well as a possible loss of sales, which would adversely affect operating results. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1996.

The Company also experienced a decrease in research, development and licensing fee income of $11,000 and a decrease in investment income of $136,000. The decrease in research, development and licensing fee income for the three months ended March 31, 1996 primarily resulted from a reduction in license fees and product support payments received from Terminix, as its contractual payment obligations were fulfilled. The decrease in investment income for the three months ended March 31, 1996 resulted from a decline in the average funds available for investment.

Cost of goods sold decreased $924,000 or 31% to $2,097,000 for the three months ended March 31, 1996 from $3,021,000 for the same period in 1995 due primarily to the decreases in AGRO's and EcoScience's cost of goods sold of $355,000 and $601,000, respectively, offset by a $32,000 increase in EPSC's cost of goods sold. AGRO's decrease in cost of goods sold resulted from a decrease in sales, while EcoScience's decrease resulted from the cessation of manufacturing activities at the Northborough facility. Gross margin on product sales increased $272,000 to $1,000,000 in the three months ended March 31, 1996 from $728,000 in the same period in 1995, while gross margin percentage on product sales increased to 32% for the three months ended March 31, 1996 from 19% for the same period in 1995 due primarily to EcoScience's cessation of manufacturing activity resulting in an elimination of its gross loss from the 1995 period, offset by Agro's decrease in gross profit as a result of reduced sales.

Research and development expenses decreased $889,000 or 82% to $197,000 for the three months ended March 31, 1996 from $1,086,000 for the same period in 1995 due primarily to the implementation of the Company's restructuring program at the close of fiscal 1995, which curtailed and deferred research and development activities for certain product programs, as well as, significantly reduced personnel and facility costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast termiticide and to a lesser extent the second generation Bio-Path Cockroach Control Chamber product technologies in fiscal 1996.

Selling and marketing expenses decreased $284,000 or 30% to $659,000 for the three months ended March 31, 1996 from $943,000 for the same period in 1995 due primarily to the decreases in EcoScience's and EPSC's selling and marketing expenses of $200,000 and $133,000, respectively and an increase of $49,000 at AGRO. The decrease in EcoScience's selling and marketing expenses for the three months ended March 31, 1996 was primarily attributable to the restructuring program initiatives discussed above. The decrease in EPSC's selling and marketing expenses for the three months ended March 31, 1996 was primarily attributable to the reduction of selling and marketing department personnel and related costs during the latter part of fiscal 1995. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support new product line sales and other sales increases.

General and administrative expenses decreased $90,000 or 14% to $541,000 for the three months ended March 31, 1996 from $631,000 for the same period in 1995 due primarily to the decrease in EcoScience's and EPSC's general and administrative expenses of $99,000 and $24,000, respectively, which was partially offset by an increase in such expenses for AGRO of $33,000. The decrease in EcoScience's general and administrative expenses in the three months ended March 31, 1996 was primarily attributable to the restructuring program initiatives discussed above.

On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).

In February 1996, the Company settled EPSC acquisition related debt totaling $501,000 for $251,000, resulting in a gain on settlement of $241,000 after settlement related expenses of $9,000. Additionally, as part of the settlement, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at $2.00 per share.

Interest and other expenses decreased $324,000 or 79% to $85,000 for the three months ended March 31, 1996 from $409,000 for the same period in 1995 due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the three months ended March 31, 1996 as compared to the same period in 1995.

The Company had net income of $1,351,000 or $0.15 per share for the three months ended March 31, 1996 compared to a net loss of $2,152,000 or $0.24 per share for the same period in 1995. As discussed above, due to the termination and settlement of the facility lease obligation for the Company's corporate headquarters and research and development facility in Worcester, Massachusetts, in the third quarter of fiscal 1996, the Company reversed $1,550,000 or $0.17 per share of accrued restructuring costs. Additionally, the EPSC debt settlement discussed above and resulting gain amounted to $241,000 or $0.03 per share. The Company believes the net loss for fiscal 1996 will be substantially less than those reported in recent years notwithstanding the effect of the termination and settlement of the facility lease obligation, and gains on the sale of property and equipment and debt settlements.

                      NINE MONTHS ENDED MARCH 31, 1996 VS.
                        NINE MONTHS ENDED MARCH 31, 1995

The Company's total revenues increased $1,564,000 or 16% to $11,628,000 for the nine months ended March 31, 1996 from $10,064,000 for the same period in 1995 due primarily to the significant increase in AGRO's product sales which resulted from approximately $2,695,000 in sales of Aweta B.V. sorting and grading equipment. The Company's product sales increased $2,020,000 or 21% to $11,454,000 in the nine month period ended March 31, 1996 from $9,434,000 in the same period in 1995 due primarily to the increase in sales by AGRO of $2,235,000. The following table sets forth the Company's product sales by operating division for the nine months ended March 31, 1996 and 1995:


                                                         Nine Months Ended
                                                              March 31,
                                             ---------------------------------------------
                                                                                 Increase
                                             1996               1995            (Decrease)
                                             ----               ----            ----------
(In thousands)
AGRO ...............................       $ 8,958            $ 6,723            $ 2,235
EPSC ...............................         2,334              2,311                 23
EcoScience..........................           162                400               (238)
                                           -------            -------            -------
     Consolidated...................       $11,454            $ 9,434            $ 2,020
                                           =======            =======            =======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. The sale of products under the distribution agreement with Grodania accounted for 43% and 47% of the Company's total product sales for the nine months ended March 31, 1996 and 1995, respectively. In August 1995, AGRO entered into a distribution agreement with Aweta B.V., a Netherlands based company, for the exclusive right to sell Aweta B.V.'s sorting and grading equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The sale of products and equipment under this distribution agreement accounted for 24% and 9% of total product sales for the nine months ended March 31, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under the Grodania distribution agreement, and sorting and grading equipment under the Aweta distribution agreement, the Company believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however could cause a delay in filling orders as well as a possible loss of sales, which would adversely affect operating results. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1996.

The increase in the Company's total product sales in the nine months ended March 31, 1996 was offset partially by a decrease in research, development and licensing fee income of $155,000 and a decrease in investment income of $301,000. The decrease in research, development and licensing fee income in the nine months ended March 31, 1996 primarily resulted from a reduction in license fees and product support payments received from Terminix, as its contractual payment obligations had been fulfilled. The decrease in investment income in the nine months ended March 31, 1996 resulted from a decline in the average funds available for investment.

Cost of goods sold increased $401,000 or 5% to $8,177,000 for the nine months ended March 31, 1996 from $7,776,000 for the same period in 1995 due primarily to the increases in AGRO's and EPSC's cost of goods sold of $1,537,000 and $108,000, respectively, which resulted  from  higher  product  sales,  offset  by  a  $1,244,000  decrease  in
EcoScience's cost of goods sold which resulted from the cessation of manufacturing activities at the Northborough facility during the nine months ended March 31, 1996. Gross margin on product sales increased $1,619,000 to $3,277,000 for the nine months ended March 31, 1996 from $1,658,000 in the same period in 1995, while gross margin percentage on product sales increased to 29% in the 1996 period from 18% in the same period in 1995 due primarily to AGRO's higher sales volume, a shift in product mix that included a significant increase in the sales of sorting and grading equipment, and EcoScience's sale of $120,000 of product previously written-off and the cessation of manufacturing activities at the Northborough facility.

Research and development expenses decreased $2,628,000 or 77% to $782,000 for the nine months ended March 31, 1996 from $3,410,000 for the same period in 1995 due primarily to the implementation of the Company's restructuring program at the close of fiscal 1995, which curtailed and deferred research and development activities for certain product programs, as well as, significantly reduced personnel and facility costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast termiticide and to a lesser extent the second generation Bio-Path Cockroach Control Chamber product technologies in fiscal 1996.

Selling and marketing expenses decreased $834,000 or 30% to $1,922,000 for the nine months ended March 31, 1996 from $2,756,000 for the same period in 1995 due primarily to the decreases in EcoScience's and EPSC's selling and marketing expenses of $679,000 and $255,000, respectively and an increase of $100,000 at AGRO. The decrease in EcoScience's selling and marketing expenses for the nine months ended March 31, 1996 was primarily attributable to the restructuring program initiatives discussed above. The decrease in EPSC's selling and marketing expenses for the nine months ended March 31, 1996 was primarily attributable to the reduction of selling and marketing department personnel and related costs during the latter part of fiscal 1995. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support new product sales and sales increases.

General and administrative expenses decreased $231,000 or 12% to $1,659,000 for the nine months ended March 31, 1996 from $1,890,000 for the same period in 1995 due primarily to the decreases in EcoScience's and EPSC's general and administrative expenses of $283,000 and $20,000, respectively, which was offset by an increase in such expenses for AGRO of $72,000. The decrease in EcoScience's general and administrative expenses for the nine months ended March 31, 1996 was primarily attributable to the restructuring program initiatives discussed above. The increase in AGRO's general and administrative expenses was primarily due to additional personnel and related costs to support its increased business activity.

On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).

During the nine months ended March 31, 1996, the Company sold certain surplus property and equipment, relating to the closure of its Massachusetts facilities for approximately $368,000 with related net book value of approximately $294,000, resulting in a gain of approximately

$74,000. During the same period, the Company settled EcoScience and EPSC related debt totaling $756,000 for $455,000, resulting in a gain on settlement of $292,000 after related settlement expenses of $9,000.

Interest and other expenses decreased $340,000 or 38% to $544,000 for the nine months ended March 31, 1996 from $884,000 for the same period in 1995 due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the nine months ended March 31, 1996 as compared to the same period in 1995.

The Company had net income of $460,000 or $0.05 per share for the nine months ended March 31, 1996 compared to a net loss of $6,652,000 or $0.75 per share for the same period in 1995. As discussed above, due to the termination and settlement of the facility lease obligation for the Company's corporate headquarters and research and development facility in Worcester, Massachusetts, in the third quarter of fiscal 1996, the Company reversed $1,550,000 or $0.17 per share in accrued restructuring costs. Additionally, as discussed above, the Company sold property and equipment, and settled debt resulting in gains totaling $366,000 or $0.04 per share. The Company believes the net loss for fiscal 1996 will be substantially less than those reported in recent years notwithstanding the effect of the termination and settlement of the facility lease obligation, and gains on the sale of property and equipment and debt settlements.


LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company's cash expenditures have exceeded its revenues. The Company's operations have been funded through public and private placements of its equity securities, bank loans and lease financing, revenues from product sales, licensing, collaborative research and development arrangements, and investment income. In conjunction with the asset valuation and restructuring charges recorded in the fourth fiscal quarter of 1995, the Company has implemented a program to reduce its operating losses and conserve its cash reserves for use in the Company's operating businesses. The Company anticipates that this program will significantly reduce research and development, and general and administrative costs from historical levels and that a portion of the accrued restructuring charges of $3,700,000 recorded in fiscal 1995 will be funded in fiscal 1996 and the remaining portion of the $2,500,000 noncurrent portion of this charge after reversal of $1,550,000 for a January 1996 lease termination discussed above is expected to be funded in fiscal 1997 and thereafter. The Company expects to incur administrative, business development, and commercialization expenditures in the future for the continued development and marketing of its Bio-Save PostHarvest BioProtectant, Bio-Blast termiticide and to a lesser extent the second generation Bio-Path Cockroach Control Chamber product technologies. In addition, the Company expects to incur incremental costs associated with its plans to expand the product line at AGRO. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

Cash and cash equivalents were $787,000 at March 31, 1996 compared to $481,000 at June 30, 1995. Unrestricted and restricted cash, cash equivalents and short-term investments totaled $2,693,000 at March 31, 1996 compared to $7,831,000 at June 30, 1995. Restricted cash and cash equivalents at March 31, 1996 included amounts totaling $1,205,000, as security for a certain bank loan and a standby letter of credit obligations. Cash flows used for operating activities totaled $2,743,000 during the nine months ended March 31, 1996 and primarily represented (i) $1,455,000 expended for obligations accrued as part of the Company's restructuring program discussed above, and (ii) reduction of accounts payable and accrued expenses. Cash flows used for financing activities totaled $2,768,000 during the nine months ended March 31, 1996 and consisted primarily of long-term debt and capital lease obligation payments of $2,776,000. Cash flows provided by investment activities totaled $5,811,000, which included $6,159,000 in proceeds from the sale of short-term investments and $368,000 in proceeds from the sale of property and equipment, offset by $71,000 in purchases of property and equipment, and $705,000 of purchases of restricted cash equivalents and short-term investments. The Company's working capital and current ratio were $1,697,000 and 1.4 to 1, respectively, at March 31, 1996, compared to $3,347,000 and 1.4 to 1, respectively, at June 30, 1995.

In June 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease has been accounted for as a capital lease obligation. The lease bears interest at an effective rate of approximately 14% and had been payable in monthly installments of principal and interest of approximately $88,000 over 50 months. As of March 31, 1996, the present value of the minimum remaining lease payments under this capital lease was $1,490,000. On October 11, 1995, the Company and the financing company entered into an agreement which modified the lease pursuant to which the financing company agreed to waive a payment default which occurred in September 1995 in exchange for an advance payment of approximately $1,135,000 which was applied to satisfy the total obligation outstanding under rental schedule No. 2 to the lease. The Company will continue to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1 to the lease.

The Company entered into a fifteen year lease agreement for a manufacturing facility in Northborough, Massachusetts, in May 1993 which was accounted for as a capital lease. The lease had borne interest at an effective annual rate of approximately 13% and had been payable in monthly installments of principal and interest of approximately $44,000. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid on, October 31, 1995, approximately $195,000, released approximately $305,000 held in an escrow account to the lessor and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release from the remaining lease obligations effective December 31, 1995. The non-cash effect of the settlement on the financial statements as of March 31, 1996 was net reductions of assets under capital lease of $2,936,000 and capital lease obligations of $3,500,000, and a net increase in accrued restructuring costs of $73,000.

The Company issued a promissory note in the amount of $430,000 in connection with the acquisition of AMC in May 1994. This promissory note was payable in sixteen equal quarterly installments plus accrued interest calculated at the prime rate (8.25% at March 31, 1996) plus 1%, not to exceed 9%. This promissory note was part of the EPSC debt settlement discussed above in the Results of Operations section.

In October 1994, the Company established a $250,000 line of credit with a bank for the purchase of equipment. Funds borrowed under that line had been payable over 36 months commencing February 5, 1995 at an interest rate of prime (8.25% at March 31, 1996) plus 2%. In addition, the Company established a $1,500,000 revolving line of credit with the same bank for AGRO under which borrowings had borne interest at a rate of prime (8.25% at March 31, 1996) plus 1% and is secured by all the assets of AGRO and the outstanding common stock of AGRO owned by the Company. The loan proceeds from the revolving line of credit have been used to finance the working capital needs of AGRO and any principal amounts outstanding were originally due on January 5, 1996. As of March 31, 1996, the Company had principal obligations of $1,050,000 under the revolving line of credit. Under the terms of the credit agreements, the Company was required to maintain a minimum consolidated tangible net worth of $5,000,000 ("Net Worth Covenant"), a consolidated quick asset to current liabilities ratio of 1.50 to 1 through June 30, 1995 and 1.25 to 1 thereafter ("Quick Ratio Covenant"), and a minimum aggregate cash, cash equivalents and short-term investment balance of $5,000,000 ("Cash Covenant"). As June 30, 1995 and through October 5, 1995, the Company was in violation of the Net Worth Covenant and Quick Ratio Covenant. On October 5, 1995, the Company and the bank entered into an amendment to the revolving and equipment lines of credit agreements pursuant to which the bank waived the violations of Net

Worth and Quick Ratio Covenants at June 30, 1995 and through October 5, 1995, eliminated the Net Worth and Quick Ratio Covenants for compliance periods commencing after June 30, 1995, and reduced the Cash Covenant from $5,000,000 to $1,000,000 for compliance periods commencing after June 30, 1995. In addition, the amendment to the credit agreements required repayment of all outstanding obligations under the equipment line of credit (approximately $194,000 as of October 5, 1995); increased the interest rate on borrowings under the revolving line of credit to prime plus 1.5% effective October 1, 1995; and expanded the collateral requirements to include a certificate of deposit in the amount of $700,000 to be held by the bank as partial cash collateral for the borrowings currently outstanding under the revolving line of credit. Any additional borrowings under the revolving line of credit will require 66.7% cash collateral coverage in the form of a certificate of deposit to be held by the bank. The amendment also extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996 and any principal amounts outstanding, together with accrued interest thereon are due on such date.

On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company expects to incur approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions ($650,000), the Company was able to reverse $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that relates to restructuring costs originally recorded in the fourth quarter of 1995 ($2,000,000) and the remaining balance of restructuring costs originally recorded in the fourth quarter of 1994 ($554,000 as of June 30, 1995).

During the nine months ended March 31, 1996, the Company sold certain surplus property and equipment, generating net proceeds of approximately $368,000.

The Company plans to finance the cash needs discussed above principally with existing cash reserves, represented by approximately $1,992,000 of unrestricted and restricted cash and cash equivalents, and $701,000 of short-term investments as of March 31, 1996. The Company believes that such cash reserves, together with the anticipated proceeds from sales of property and equipment and other non-strategic assets, and funds available under the existing revolving line of credit, will be sufficient throughout the next six to nine months to finance the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness. The Company believes that it may need to raise additional funds to finance its ongoing operations after June 30, 1996, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company is continuing to explore potential mergers, joint ventures and various other strategic options which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.


SEASONALITY

The timing of the Company's operating revenues may vary as a result of the seasonal nature of its business. In addition, operating revenues may be affected by the timing of new product launches, acquisitions and other economic factors. Operating revenues may be concentrated in the Company's fourth quarter as a result of the North American growing season and pesticide treatment season. Although the Company believes the historical trend in quarterly revenues for the fourth quarter of its fiscal year are generally higher than the first, second and third quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or the full fiscal year.

                           PART II. OTHER INFORMATION




ITEM 1.           Legal Proceedings:
                  ------------------
                  None


ITEM 2.           Changes in Securities:
                  ----------------------
                  None


ITEM 3.           Defaults Upon Senior Securities:
                  --------------------------------
                  None


ITEM 4.           Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------
                  None


ITEM 5.           Other Information:
                  ------------------
                  None


ITEM 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------
                           a.  Exhibits:
                               ---------
                                1) Exhibit 27 - Financial Data Schedule   as  of
                                   and for the Nine Months Ended March 31, 1996.


                           b.  Reports on Form 8-K:
                               --------------------

                                1) Form 8-K dated,  January 16, 1996,  regarding
                                   the lease termination agreement between the Company and Worcester Business Development Corporation and related Pro Forma Balance Sheet as of November 30, 1995 to Nasdaq
                                   reflecting    the   effect   of   the   lease
                                   termination.

                                2) Form 8-K dated, March 20, 1996, regarding the
                                   issuance of a press release announcing the Company's receipt of notices of allowances on two patent applications from the U.S. Patent and Trademark office, and the settlement of EPSC debt totaling $501,000 for $251,000, resulting in a gain of $241,000 after settlement related expenses of $9,000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ECOSCIENCE CORPORATION



Date: May 14, 1996                       By: /s/Michael A. DeGiglio
                                            -----------------------
                                             Michael A. DeGiglio
                                             President & Chief Executive Officer
                                             (Principal Executive Officer)



Date: May 14, 1996                       By: /s/Harold A. Joannidi
                                            ----------------------
                                              Harold A. Joannidi
                                              Treasurer & Secretary
                                              (Principal Financial & Accounting
                                              Officer)

                             ECOSCIENCE CORPORATION
                                 EXHIBIT INDEX

Exhibit No.      Description of Exhibit                                 Page No.
- - -----------      ----------------------                                 --------
    27           Financial Data Schedule as of and for the
                  Nine Months Ended March 31, 1996                         26