Form 10-K
period 1996-06-30
ECOSCIENCE CORP/DE
filed 1996-10-15
CIK 882259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ____________________

                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

                         Commission file number 0-19746

                            ECOSCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                04-2912632
(State of incorporation)                (I.R.S. Employer Identification No.)


          10 ALVIN COURT                             08816
EAST BRUNSWICK, NEW JERSEY                        (Zip Code)
(Address of principal executive offices)


                                  908-432-8200
              (Registrant's telephone number, including area code).

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X     No_____
       _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of September 19, 1996, there were outstanding 9,342,177 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by NASDAQ, was approximately $10,104,436.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on November 7, 1996 are incorporated by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


               Number of Pages:         Exhibit Index on Page:  54
                                ----                           ----

                                     PART I
--------------------------------------------------------------------------------
ITEM 1. BUSINESS
--------------------------------------------------------------------------------

GENERAL

      EcoScience Corporation ("EcoScience") is a marketing, sales and product development company servicing the needs of the agricultural specialties markets and professional pest control operators ("PCO"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting and grading equipment to produce packers, (iii) equipment, coatings and disease control products, including all natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) unique biological pest control products to PCO. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

      The Company serves the specialty agriculture market through its three subsidiaries: Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and the EcoScience Produce Systems Corp. ("EPSC") which are hereinafter referred to collectively with EcoScience as the "Company." EcoScience was incorporated under the laws of the State of Florida on August 27, 1982, and was reincorporated in the State of Delaware on June 29, 1988. On November 18, 1992, EcoScience acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company that designs and markets products and growing systems for the North American horticulture industry. The Company sells technologically advanced products and services for intensive farming. On May 24, 1994, the Company acquired certain assets and liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based business that provides postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its existing activities. EcoScience sells to PCO through marketing collaborations with Terminix International Company L.P. ("Terminix") and Maruwa Biochemical Co., Ltd. ("Maruwa Biochemical"). See "Collaborative Agreements."

      The Company's primary products are (i) advanced growing systems based on Stonewool-Registered Trademark-, manufactured by Grodania A/S, (ii) sophisticated Aweta, B.V. sorting and grading equipment, (iii) computerized irrigation systems from H. Hoogendorn Automation B.V., (iv) PacRite-Registered Trademark- and Indian River Gold-TM- coatings manufactured by EPSC, (v) the Bio-Save-TM- PostHarvest BioProtectant line of products and (vi) the Bio-Blast-TM- Biological Termiticide. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

      In fiscal 1996, the Company continued to implement an extensive restructuring program to complete its shift from a research and development based organization to one focused on commercial product sales. The restructuring involved the elimination of the Company's Massachusetts based research and manufacturing operations. The Company operates from its headquarters in East Brunswick, New Jersey, where it maintains sales, marketing and warehousing operations, and its Orlando, Florida facility which contains the Company's major coatings and biologicals production facility. The Company also maintains sales and customer service offices in Visalia, California; Ventura, California; Englewood, Colorado; Yakima, Washington; Milton, Canada and Surrey, British Columbia, Canada.

      The Company's current technology base is in the development and application of natural microbial pest control agents and of coatings to sustain the freshness of fruits and vegetables. The Company's technology base allows it to provide technical support for growers and packers of specialty crops. The Company conducts research on the use of microbial agents to control plant diseases and insect pests as well as on new applications for natural coatings to sustain nutrition and overall quality in fresh cut fruits and vegetables.

      In fiscal 1996, the Company (i) demonstrated the performance of its Bio-Save line of products for the control of postharvest fruit diseases in a broad range of commercial programs, (ii) successfully completed commercial tests of its Bio-Blast Biological Termiticide and (iii) concluded a Phase-1 Small Business Innovation Research ("SBIR") program on the prevention of postharvest diseases of bananas. This SBIR program will be continued in fiscal 1997 and 1998 under a fully funded Phase-2 SBIR grant. In addition, the Company expects to conduct tests to determine the range of performance and applicability for both its Bio-Save line of products as well as for the Bio-Blast insect control product.

      The fiscal 1996 restructuring program focused on reducing research and development expenses and long term liabilities associated with the Bio-Path-TM-Cockroach Control Chamber manufacturing facility formerly located in Northborough, Massachusetts. The program led to expanded sales and marketing efforts for the Company's core products in growing and packing systems and emphasized the introduction of the Company's Bio-Save and Bio-Blast lines of all natural biological pest control products.

PRODUCTS

          The Company's focus is on development and commercialization of products for the following major markets: (i) specialty agriculture; (ii) postharvest packing of fruits and vegetables; and (iii) biological pest control for the professional pest control operator.

          SPECIALTY AGRICULTURE

          The Company, through AGRO, markets and distributes commercial products and provides services to the greenhouse and nursery market in North America and Mexico.

     COMMERCIAL PRODUCTS

          GROWING SYSTEMS. The Company is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Danish based company that is headquartered in Denmark and which is a wholly owned subsidiary of Rockwool International A/S. Stonewool is made by melting and spinning rock. It is designed to support the growth of high value crops and to improve plant root distribution and plant yields through more efficient use of oxygen, water and fertilizer. Stonewool is used worldwide for cultivation of a variety of plants in controlled growing environments such as greenhouses. The sale of products under the distribution agreement with Grodania A/S accounted for 45%, 43%, and 59% of the Company's total product sales in fiscal 1996, 1995, and 1994, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1997.

          AUTOMATED IRRIGATION AND ENVIRONMENTAL CONTROL SYSTEMS. The Company through its ISYS-TM- Division, designs, fabricates, assembles and distributes greenhouse irrigation and fertilization systems, computerized environmental control systems, pest control testing and application products. In addition, the Company provides customers with technical support, product service, turnkey installation, product marketing and other supplementary services. The Company is also the exclusive distributor in the United States, Canada and Mexico of computerized environmental control systems and accessories produced by a Netherlands based company, H. Hoogendoorn Automation B.V.
The Company also distributes additional products in the North American market on both an exclusive and non-exclusive basis. These products include accessories and other product lines for the use in the intensive farming and horticulture industries.

     POSTHARVEST PACKING OF FRUITS AND VEGETABLES

     Through AGRO and EPSC, the Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets.

     COMMERCIAL PRODUCTS

     SORTING AND GRADING. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of advanced automated computerized color, weight and size sorting and grading systems and ancillary equipment produced by Aweta, B.V., a Netherlands based company. The sale of products under the distribution agreement with Aweta, B.V. accounted for 20% of the Company's total product sales in fiscal 1996. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1997.

     TRADITIONAL COATING PRODUCTS. The Company manufactures, markets and provides a broad spectrum of postharvest coating and cleaning products and services. Its traditional protective coating and storage products include Indian River Gold, PacRite, SEALBRITE-Registered Trademark- and DURA-FRESH-Registered Trademark-. These products were originally acquired in May 1994 with the asset purchase of AMC. These traditional coating products are conventional shellac and carnauba based coatings which have been used successfully in the citrus and pome fruit markets. These traditional coating products, together with the Company's Nature Seal coating products, maintain the quality and extend the shelf life of produce by (i) providing a barrier to free gas exchange, (ii) providing a barrier against abrasion, scuffing, bruising and other injuries, (iii) providing a carrier for decay preventing agents, (iv) providing a glossy appearance that is aesthetically appealing to consumers, (v) reducing shrinkage caused by water loss and (vi) maintaining firmness of the fruit or vegetable. The Company's traditional coating products contain materials that are Food and Drug Administration ("FDA") approved additives or have been listed by the FDA as "Generally Recognized As Safe" and accordingly, these coatings do not require FDA approval or registration. PacRite, SEALBRITE, and Indian River Gold currently are sold by the Company in the United States, the Caribbean, Central America and South America.

     NATURE SEAL. In June 1993, the Company acquired exclusive, worldwide rights to Nature Seal, a naturally derived cellulose based protective coating for harvested fruits and vegetables. Nature Seal coatings provide a protective preservative film to maintain quality, control ripening and enhance overall appearance of fruits and vegetables. The components of the coatings are "Generally Recognized As Safe" by the FDA and, accordingly, Nature Seal does not require regulatory approval for marketing. In August 1993, the Company commenced sales of its first Nature Seal product. Since then, the Company's efforts have been focused on developing and refining formulations for a variety of fruits and vegetables. Throughout fiscal 1996, the Company conducted field tests on these formulations and is currently focused on targeted marketing and distribution of the Nature Seal product.

     BIO-SAVE POSTHARVEST BIOPROTECTANT. The newest products to be sold by the Company are its Bio-Save line of biological disease inhibitors. These products are sold through EPSC to the pear, apple and citrus markets. Postharvest diseases and damage during storage and shipment can account for losses ranging from 10% to 25% of total annual production of fruits and vegetables, depending on the crop and climate. The Company has developed and registered natural PSEUDOMONAS SYRINGAE microorganisms which can control the development of Blue Mold (PENICILLIUM EXPANSUM), Gray Mold (BOTRYTIS CINEREA) and Mucor Rot (MUCOR PYRIFORMIS) on apples and pears, and Blue Mold (P. ITALIUM), Green Mold (P. DIGITATUM) and Sour Rot (GEOTRICHUM CANDIDUM) on citrus fruit. The Company has conducted successful field trials over the last five years utilizing selected microbial agents in Florida, California, Oregon, West Virginia, Massachusetts, Michigan, and Washington and Chile. In March 1996, the Company received EPA registration and state registrations in its primary markets for its Bio-Save 100, Bio-Save 1000, and Bio-Save 110 biofungicides for the control of postharvest diseases on apples, pears and citrus fruit. These registrations were for revised formulations of the original Bio-Save active ingredient first approved in March 1995. The Company, through EPSC, conducted initial focused sales of the product in fiscal 1996 and is planning a major product launch in fiscal 1997.

          BIOLOGICAL INSECT CONTROL

          In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities.

          COMMERCIAL PRODUCTS

          BIO-BLAST BIOLOGICAL TERMITICIDE. The Company, together with its collaborator, Terminix, has developed a natural fungal product to control termites, the Bio-Blast Biological Termiticide. See "Collaborative Arrangements." This product contains a fungus selected for its ability to infect and kill termites which has been formulated for application utilizing conventional equipment in a termite infested structure. The product uses
METARHIZIUM ANISOPLIAE, the naturally occurring insect killing fungus.    The
product is a dry powder packaged and portioned for ease of storage and use. It is used as a water suspension. The Company commenced commercial trials of Bio-Blast in the first quarter of fiscal 1995 under the terms of its development agreement with Terminix, and trials continued throughout fiscal 1996. These trials have demonstrated that Bio-Blast is an effective tool for the control of termite infestations. The Company has demonstrated that termites exposed to the fungus in the product can spread the fungus by contact to nest mates that have not directly contacted the fungal agent, thereby infecting and killing other termites through the Horizontal Transfer-Registered Trademark- effect. The Company received Environmental Protection Agency ("EPA") product registration for the termiticide in October 1994,and subsequently received approval for registration from 47 states. In fiscal 1996, the Company made its initial sales to both Terminix and Maruwa Biochemical.

          BIO-PATH COCKROACH CONTROL CHAMBER. In June 1993, the Company commenced sales to PCO of its first biological insect control product, the Bio-Path Cockroach Control Chamber, the first biological cockroach control product registered by the EPA. This product uses the Company's patented Bio-Path Cockroach Chamber technology to house a naturally occurring insect killing fungus, METARHIZIUM ANISOPLIAE, the same fungal ingredient utilized in the Bio-Blast Biological Termiticide. The fungus, when delivered to the cockroach through the chamber, adheres to the cockroach's body causing infection and ultimate death of the insect. Cockroaches that have touched the fungus spread the fungus through contact with other cockroaches which have not passed through the chamber. Despite the technical success of the product, the Company has not been able to generate the expected positive margins for this first generation product due to high production costs. As a result, the Company has ceased production of the first generation Bio-Path Cockroach Control Chamber. The Company has completed formulation of a second generation product, which has not yet received EPA approval, and is seeking contractors for reduced cost toll manufacturing. The Company is currently seeking partners to market the second generation product.

SALES AND DISTRIBUTION

     SPECIALTY AGRICULTURE PRODUCTS. The Company sells directly into this market through AGRO. AGRO has a marketing/sales force of 19 people located in its distribution and service centers in East Brunswick, New Jersey; Milton, Ontario, Canada; and Ventura, California, and in its sales/service offices in Englewood, Colorado; Orlando, Florida; Yakima, Washington and Langley, British Columbia, Canada.

     POSTHARVEST PACKING. The Company uses its AGRO and EPSC direct sales forces to market and sell its packing equipment and its traditional and naturally derived coatings and Bio-Save BioProtectants to fruit and vegetable growers, packers and processors in the United States, the Caribbean, Central America and South America. EPSC has a sales and technical support services force of 9 people located in its distribution and service centers in Orlando,
Florida and Visalia, California.   AGRO has sales/service offices handling and
supporting this market in Yakima, Washington; East Brunswick, New Jersey and Englewood, Colorado.

     BIOLOGICAL PEST CONTROL. In June 1992, the Company entered into a product development and license agreement with Terminix for collaboration on the development and marketing of termite control products in the United States and Canada. See "Collaborative Agreements." In July 1995, the Company received its first purchase order from Terminix for the sale of its Bio-Blast termiticide product. In March 1996, the Company received its second order from Terminix.
The Company's sales and distribution agreement with Bengal Chemical, Inc. for the non-exclusive retail distribution of the Company's Bio-Path Cockroach Control Chamber in certain retail markets in the United States expired in fiscal 1996. The Company will seek additional retail distribution arrangements for its Bio-Path product pending successful development of cost effective manufacturing.

     INTERNATIONAL SALES. The Company expects to market products internationally primarily through local and regional distributors and partners. The Company has established a development and distribution agreement with Maruwa Biochemical for distribution of its Bio-Path Cockroach Control Chamber and Bio-Blast Biological Termiticide in Japan upon registration there. In addition, the Company has entered into a marketing and distribution agreement with Dong Sung Pharmaceutical Co., Ltd. ("Dong Sung"), for distribution of its Bio-Path Cockroach Control Chamber in South Korea upon its registration there. In May 1995, the Company entered into a marketing and distribution agreement with Rhone-Poulenc Agrochimie ("Rhone-Poulenc") for distribution of its Bio-Path Cockroach Control Chamber to PCO in 16 countries in Europe upon registration in each of those countries. See "Collaborative Agreements."

          Financial information segregated by major geographic area (United States and Canada) is set forth in Note 10 to the Company's Consolidated Financial Statements, which appears elsewhere in this Annual Report on Form 10-K.

MANUFACTURING

     As part of the fiscal 1995 restructuring program, the Company ceased production of the first generation Bio-Path Cockroach Control Chamber. The Company has completed formulation of a second generation product, which has not yet received EPA approval, and is seeking contractors for reduced cost toll manufacturing. The Company is currently seeking partners to market the second generation product.

     In fiscal 1995, the active ingredient (fungal conidia) for the Bio-Blast termiticide product was produced at the Northborough, Massachusetts facility. Subsequent processing and packaging were conducted by third party subcontractors with specialized equipment. During fiscal 1995, the Company identified and engaged in discussions with a select number of companies with a proven ability to produce the fungal active ingredient for the Bio-Blast product on a cost-effective basis. Commensurate with the closing of its Northborough facility, the Company established supply arrangements for manufacture of the active ingredient in the Bio-Blast product. Upon receipt of the raw active ingredient, the Company now processes, formulates and packages this material to produce the Bio-Blast product in its Orlando, Florida manufacturing facility.

     Traditional coating products and Nature Seal coatings are currently being manufactured at the EPSC facility in Orlando, Florida. Production of the Company's postharvest fruit disease control products (Bio-Save) require large-scale fermentation and formulation capacity. The Company has established relationships with third party subcontractors to manufacture these products. To date, the Company has been able to acquire a sufficient supply of the Bio-Save product for its commercial sales.

COLLABORATIVE AGREEMENTS

     MARUWA BIOCHEMICAL CO., LTD. In June 1993, the Company entered into a Development and Distribution Agreement with Maruwa Biochemical (the "Maruwa Agreement") to commercialize the Company's Bio-Path Cockroach Control Chamber in Japan. In addition, the Company is currently working with Maruwa on commercialization of its Bio-Blast product. Under the Maruwa Agreement, Maruwa Biochemical will pursue at its own expense the registration and commercialization of the Company's cockroach and termite control products in Japan, including the initiation of field trials and, if required, the commencement of toxicology studies. Following receipt of all required approvals, Maruwa Biochemical is obligated to distribute products supplied by the Company and sold to Maruwa Biochemical at prices to be determined by agreement. Maruwa Biochemical paid an initial licensing fee to the Company upon execution of the Maruwa Agreement.

     DONG SUNG PHARMACEUTICAL CO., LTD. In May 1994, the Company entered into a Marketing and Distribution Agreement with Dong Sung (the "Dong Sung Agreement") for the exclusive rights to market and distribute the Company's Bio-Path Cockroach Control Chamber product in South Korea. Under the Dong Sung Agreement, Dong Sung will pursue at its own expense the registration and commercialization of this product in South Korea, including minimum amounts for advertising and promotion during the first two calendar years once registration has occurred as provided for in the agreement. The Dong Sung Agreement expires on December 31, 1999, unless extended by the parties. Dong Sung has the right to terminate the Dong Sung Agreement without cause upon 90 days notice to the Company.

     RHONE-POULENC AGROCHIMIE. In May 1995, the Company entered into a Marketing and Distribution Agreement with Rhone-Poulenc (the "Rhone-Poulenc Agreement") for the exclusive rights to market and distribute the Company's Bio-Path Cockroach Control Chamber product to PCO in 16 countries in Europe subject to registration in each of those countries. The term of the Rhone-Poulenc registration is for a period of five years from the date of execution or the date product registration is received in the particular country, whichever is later, and may be renewed for successive one year periods thereafter by mutual agreement of the parties.

     THE TERMINIX INTERNATIONAL COMPANY, L.P. In June 1992, the Company entered into a Product Development and License Agreement with Terminix (the "Terminix Agreement") for collaboration on the development and marketing of termite control products. Under the Terminix Agreement, Terminix provided funding to the Company for the development of biological termite control products and received exclusive rights to use and distribute any resulting products in the United States and Canada. The Company has retained all rights elsewhere. The Company managed product development, manufactures and sells products to Terminix at an agreed markup over the Company's manufacturing cost. The Company will also share any profit realized by Terminix over specified levels. The Terminix Agreement extends until expiration of the last to expire of any patents which may issue covering the Company's biological termite control technology, subject to Terminix's right to terminate the agreement at any time. The Company received EPA product registration for the termite control product in October 1994, and subsequently received approval for registration from 47 states.

TECHNOLOGY

     The Company's technology is applied in three broad areas: (i) the development of natural microbial biological pesticides; (ii) the development of fresh fruit and vegetable coatings; and (iii) service to our customers on postharvest disease control, production of agricultural specialties and the proper handling and packing of produce after harvest.

     MICROBIAL PEST CONTROL

     Microbial pesticide products are based on microorganisms isolated from the environment, formulated and delivered to a target pest so that they kill the pest or control or inhibit its proliferation on the target. The agents form the foundation of true biological pest control products. They are packaged alive and perform their function through proliferation in the pest environment. They are distinct from other biological pest control products such as BACILLUS THURINGIENSIS ("Bt") which do not require growth in the environment. Bt is lethal to insects because of its production of a toxin during the manufacturing process. Much of the formulation and delivery technology developed for synthetic chemical pesticides or microbial products such as Bt is inappropriate for microbial products which employ and preserve living organisms. The EcoScience microbial technology uses live microorganisms which either attack and kill a target pest (e.g. Bio-Blast) or through natural growth inhibit the ability of a target pest to proliferate (e.g. Bio-Save).

     The following is a list describing the Company's proprietary microbial pest control technologies including methods to (i) identify and isolate active microbial agents, (ii) manufacture commercial quantities of those microbial agents, (iii) formulate and package them as products with commercially acceptable stability and shelf life and (iv) deliver them to the target pest. See "Patents and Trade Secrets."

  IDENTIFICATION OF ACTIVE INGREDIENTS. The Company has developed proprietary assays for the screening and identification of microbial agents which are effective in the prevention of certain plant diseases or which are lethal to certain pests. The Company has been awarded a patent for the use of a microbial agent identified through these proprietary assays and may file additional patent applications.

  DEVELOPMENT OF MANUFACTURING METHODS. The Company has access to or has developed a variety of proprietary methods for growing, processing and harvesting microbial agents which it believes can be used to produce commercial quantities of active ingredients for the Company's products.

  DEVELOPMENT OF FORMULATION SYSTEMS. The Company has access to or has developed proprietary processing systems to stabilize and extend the shelf life of fungal and bacterial agents and ensure stability, longevity and activity in use. These systems lead to formulations which allow living fungi and bacteria to remain viable in dry, aqueous or oil-based formulations until use. This technology is the basis for the Bio-Save, Bio-Blast and Bio-Path
  products.   Additionally, it serves as the basis for the contract formulation business EcoScience will develop in the future.

  DEVELOPMENT OF DELIVERY SYSTEMS. The Company has developed proprietary delivery systems including Bio-Path Cockroach Chambers, sprays, dusts and gels, optimizing performance of microbial agents by facilitating accurate delivery of concentrated doses.

  DEVELOPMENT OF PACKAGING SYSTEMS. The Company has developed proprietary packaging systems to extend the shelf life of microbial agents during storage and transportation. The Company believes that, in order to be commercially successful, biopesticide products must remain viable in conventional distribution channels and have a minimum shelf life of 18 to 24 months.

     FRESH FRUIT AND VEGETABLE COATINGS

     The Company's coating technology utilizes FDA food grade and/or GRAS listed products to protect fruits and vegetables after harvest and during storage and during transit to market. The technology focuses on controlling respiration (oxygen transport) and water loss on fruits and vegetables. Restricting respiration and reducing water loss ensures delivery of fresher products to the consumer. The key to the Company's approach is to design the appropriate coating for each type of produce. Different types of produce respond differently to respiration and water loss and therefore different coatings are required for different classes of produce. In June 1993, the Company acquired commercial rights to Nature Seal, a naturally derived, cellulose based protective coating for harvested fruits and vegetables. In May 1994, the Company acquired a line of traditional coating products which utilizes conventional shellac and carnauba as their main ingredients that have been used successfully in the citrus and pome fruit markets. The Company's coating products provide a protective preservative film on fruits and vegetables to maintain quality, control ripening and enhance overall appearance.

     TECHNICAL ADVICE AND SERVICE

     The Company advises its customers on improved technical growing and packing techniques and systems. The key to successfully servicing our customers requires knowledge of the customers challenges and problems and technical solutions available to solve those problems. Customers frequently depend on the Company for such service and advice.

       TECHNOLOGY SUMMARY

       The Company's technology has applicability to a variety of potential products and product systems. These include various insect spray and chamber products, plant and root fungal disease control systems, and preharvest and postharvest coatings and disease control systems which are currently in varying stages of development. As part of the Company's restructuring program, certain research and product development programs and the funding thereof have been suspended, curtailed, or deferred. Future development and funding of these research and product development programs will depend on a number of factors, including market conditions, availability of financial, technical, and other resources, technological advancements, manufacturing capabilities, governmental regulations, and other relevant matters which may confront the Company in the future.

       The Company's operating costs and expenses to date have related to a large extent to the research and development of products and product systems for future commercialization. Expenses incurred by the Company under third party funded research and development programs totaled approximately $0, $155,000, and $603,000 in fiscal 1996, 1995, and 1994, respectively. Expenses incurred under Company funded research and development programs totaled approximately $1,018,000, $4,328,000, and $7,553,000 in fiscal 1996, 1995, and 1994, respectively.

TECHNOLOGY LICENSING

       UNITED STATES DEPARTMENT OF AGRICULTURE ("USDA"). The Company has an agreement with the USDA granting the Company exclusive rights to the use of a microbial strain developed at the USDA for the control of postharvest diseases of pome fruits. This use is the subject of a pending U.S. patent application by the USDA. The license agreement provides for a royalty to the USDA based on sales by the Company of products incorporating the licensed microbial strain. The Company has also licensed the worldwide rights to develop and commercialize additional biological disease control organisms recently patented by the USDA. The organisms licensed to the Company under the patent are naturally occurring yeasts which effectively control the development of blue mold (PENICILLIUM EXPANSUM), gray mold (BOTRYTIS CINEREA) and Mucor rot on apples and pears.

       J.R. BROOKS & SON, INC. AND SEALD-SWEET GROWERS, INC. In June 1993, the Company acquired from J.R. Brooks & Son, Inc. ("J.R. Brooks") and Seald-Sweet Growers, Inc. ("Seald-Sweet") an exclusive, worldwide sublicense to use the technology underlying the Nature Seal coatings, the rights to which J.R. Brooks and Seald-Sweet obtained under license from the USDA, subject to the rights of the USDA to use the technology on a royalty free, non-exclusive basis for governmental purposes only. Under its sublicense with J.R. Brooks and Seald-Sweet, the Company agreed to pay a royalty or, in certain circumstances, a percentage of profits, on sales of products incorporating the Nature Seal technology. The sublicense agreement extends until expiration of the last to expire patents covering the Nature Seal technology.

COMPETITION

     The Company faces substantial competition in the sale of certain products and growing systems to greenhouses and nurseries in North America. The Company believes that its range of products and services, and product quality, will allow it to compete effectively in North America.

     Competition in the fruit and vegetable coatings market is similarly intense. Fruit and vegetable coating products are developed and marketed primarily to several large companies which offer a full range of products. In addition, several smaller companies offer a limited range of fruit and vegetable coating products. The Company believes that it can compete effectively in this market with its Nature Seal coating and Bio-Save PostHarvest BioProtectant and other traditional coating products based on the cost effectiveness and the quality of its coating formulations and services.

     Competition is also intense in the pesticide industry. The Company competes with large manufacturers of synthetic chemical pesticides, and established biopesticide companies. The pesticide industry is dominated by large chemical companies located in the United States, Japan and Europe. These companies have substantial financial and technical resources, extensive sales and distribution capabilities, varied product registration experience and the ability to manufacture products efficiently. The Company believes that its commercial success will depend upon the development of cost effective products which compete with synthetic chemical pesticides on the basis of effectiveness, safety and ecological benefit. In addition, product line profitability will depend upon cost effective products and strong sales and distribution networks for the Company's products.

GOVERNMENT REGULATION AND PRODUCT REGISTRATION

     In most countries throughout the world, governmental authorities require registration of pesticides before sales are allowed. In the United States, the EPA regulates pesticides under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides are also regulated by the individual states. Some states, such as California, Florida and New York, have their own extensive registration requirements. In order to market products outside the United States, the Company must receive regulatory approval from the authorities of each applicable jurisdiction. In addition, the FDA administers the Federal Food, Drug and Cosmetic Act ("FFDCA") and establishes standards for pesticide residues in food to protect public health.

     Detailed and complex procedures must be followed in order to obtain approvals under FIFRA to develop and commercialize a pesticide product. A registration application must be submitted to the EPA for each product and must list each pest for which the product will be used. Evaluation data for registration includes, but may not be limited to, non-target organism testing, environmental data, product analysis and residue studies, product performance, and toxicology (hazards to human beings and domestic animals).

     The EPA has established specific testing requirements for registration of microbial pesticides, which are set out in Subdivision M of the EPA's Pesticide Assessment Guidelines. Chemical pesticides are currently subject to a three tier toxicology testing procedure, and a four tier environmental evaluation process. A microbial pesticide product which satisfactorily completes both the toxicology Tier 1 tests and environmental evaluation is not required to go through the testing requirements of subsequent tiers. Additional tests may be required, however, in response to any questions which may arise during Tier 1 testing. The Company's product development cycle typically anticipates two to three years of field evaluation and up to two years for product registration, which can run concurrently with the last year of field trials. The cost of registration is typically less than $500,000. In contrast, synthetic chemical pesticides require toxicology and environmental testing to verify product safety prior to receiving registration, which the Company estimates can take a up to seven years or longer and can cost up to approximately $10 million or more. Already registered chemical pesticides are also being subjected to additional testing requirements. In 1988, the United States Congress mandated that the EPA re-register by 1997 all pesticide products containing active ingredients registered prior to 1984, using the current testing protocols.

     In July 1992, the EPA announced its "Reduced Risk Pesticide Policy" initiative which streamlined the regulatory process for qualified products. In June 1993, the federal government announced its commitment to reduce the use of pesticides and promote sustainable agriculture in the United States. The EPA, the USDA and the FDA are all considering regulatory reforms which may require amendments to both major pesticide regulatory laws: FIFRA and FFDCA. In testimony before Congress on September 21, 1993, the administrators of the USDA, the FDA and the EPA stated their intentions to work jointly to reduce risk associated with pesticides and to facilitate the availability of alternative effective pest control products. The new Biopesticide and Pollution Prevention Division of the EPA is intended to accelerate the registration of these "Reduced Risk" products, but there can be no assurance of the impact or timing of these initiatives.

          The Company received EPA approval for registration of its cockroach control product on May 13, 1993. To date, the Company has received approvals for registration of the cockroach control product from every state except Hawaii and Alaska, and Puerto Rico and Mexico. In October 1994, the Company received EPA registration for its Bio-Blast termiticide. The Company subsequently received registration from 47 states. In March 1995, the Company received EPA registration for Bio-Save 10 and Bio-Save 11 biofungicides in all states requested. In March 1996, the Company received EPA registration for Bio-Save 1000, Bio-Save 100 and Bio-Save 110. These registrations are for new formulations of the original Bio-Save 10 and 11 products.

          The Company's Nature Seal and traditional coating products are formulated in water and are based on vegetable or resin materials that are FDA approved food additives or have been listed by the FDA as "Generally Recognized As Safe" for their intended use. As such, the Company's Nature Seal and traditional coating products currently do not require FDA approval or registration. Nature Seal and the traditional coating products are not pesticides and are therefore not subject to EPA registration.

          Certain of the Company's activities, including the operation of its laboratories and manufacturing facilities, have been, or may be, subject to regulation (i) under various other state and federal laws and regulations including the Occupational Safety and Health Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-To-Know Act and other state and federal statutes regulating environmental quality and (ii) by state and federal agencies, including the USDA and the FDA. From time to time, governmental authorities review the need for additional laws and regulations for biotechnology and pesticide products that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. Historically, compliance with applicable federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment by the Company's manufacturing or laboratory operations has had an immaterial effect upon the Company's capital expenditures, results of operations and competitive position.

PATENTS AND TRADE SECRETS

          The Company owns or has rights to certain proprietary information, including patents and patent applications, which relate to its technology and its products. The Company actively seeks protection, when appropriate, for its products and proprietary information by means of United States and foreign patents. In addition, the Company may rely upon confidentiality agreements and other contractual arrangements to protect certain of its proprietary information. The Company has a total of eight U.S. patents covering its microbial biological insecticide technology.

          The Company has six U.S. patents covering its Bio-Path chamber technology, with corresponding foreign patents and patent applications: (i) METHOD AND DEVICE FOR THE BIOLOGICAL CONTROL OF COCKROACHES, (ii) METHOD AND DEVICE FOR THE BIOLOGICAL CONTROL OF INSECTS, (iii) INSECT CONTAMINATION CHAMBER, (iv) METHOD AND DEVICE FOR THE BIOLOGICAL CONTROL OF FLYING INSECTS,
(v) DEVICE FOR BIOLOGICAL CONTROL OF COCKROACHES, and (vi) DEVICE CONTAINING FUNGUS FOR BIOLOGICAL CONTROL OF INSECTS. The Insect Contamination Chamber patent contains claims relating to the design of the Company's Bio-Path Cockroach Control Chambers. The Company's other issued patents claim methods of increasing the mortality rate of target species of insects by providing an effective dose of a pathogenic fungus in a chamber designed to attract and lethally infect the targeted insect, and the chambers.
The Company has an additional patent, MAINTENANCE AND LONG-TERM STABILIZATION OF FUNGAL CONIDIA USING SURFACTANTS, describing methods utilizing a uniqueness of surfactants for fungal formulation.

          An additional patent, PSEUDOMONAS SYRINGAE ATCC 55389 AND USE THEREOF FOR INHIBITING MICROBIAL DECAY ON FRUIT, has been awarded covering a microorganism that is the active ingredient in Bio-Save 10, 100, and 1000. Provided maintenance fees are paid, U.S. design patents have a term of 14 years from the date of issue; and U.S. utility patents that are based on applications filed before June 8, 1995, and that have not expired as of June 8, 1995, have a term that is the longer of 20 years from the earliest effective filing date or 17 years from issuance. In certain instances, however, the term may be limited to the term of a related patent claiming similar technology. The Company's patents were issued in 1991, 1992, 1993, 1994, and 1995. The Company has pending three patent applications relating to methods of extending microbial shelf life. There can be no assurance that any patents will issue from any of the Company's patent applications or that issued patents will provide adequate protection for the Company.

          The Company has two exclusive licenses to the issued patents covering the Nature Seal technology from J.R. Brooks and Seald-Sweet, which licensed the patents from the USDA. The patents were issued to the USDA in March 1993 and December 1994.

          The Company has acquired the exclusive rights to the use of microbial strains developed at the USDA for the control of postharvest diseases of pome fruits. These rights are the subject of pending and issued USDA patents.

          Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by such persons. There can be no assurance that these agreements will prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. In the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

PERSONNEL

     As of September 20, 1996, the Company had 64 full-time employees. A total of 3 persons are employed full-time in manufacturing and production; 41 in sales, marketing and distribution; 5 in research and development; and 15 in management and administration.

     None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

     As part of the Company's restructuring program, the Company's corporate headquarters and research and development operations were relocated in the second quarter of fiscal 1996 to AGRO's facility in East Brunswick, New Jersey. This facility consists of 23,375 square feet of space at under a five-year lease which expires in July 1999, and which provides an option to renew for an additional five-year term. In addition, AGRO leases 10,000 square feet of space for its sales/service center and warehouse facility located in Milton, Ontario, under a five-year lease which expires in September 1997, and which provides an option to renew for an additional five-year term. AGRO also leases space for its other sales/service centers located in Ventura, California; Englewood, Colorado; and Yakima, Washington under various lease terms.

     The Company's wholly-owned subsidiary, EPSC, leases approximately 24,000 square feet of space for its headquarters, production and warehouse facilities located in Orlando, Florida, under a five-year lease which expires in May 1999, and which provides an option to renew for an additional five-year term. In addition, EPSC leases on a month-to-month basis approximately 4,000 square feet of space for its sales/service center and warehouse located in Visalia, California.

     The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of September 19, 1996, are listed below:

                                                                       Executive
Name                Age                 Position                   Officer Since
----                ---                 --------                   -------------

Michael A. DeGiglio  42  President and Chief Executive Officer            1993
Richard A. Andrews   44  Vice President                                   1990
Harold A. Joannidi   45  Treasurer, Corporate Controller and Secretary    1995
David W. Miller      44  Vice President-Technology                        1988
William B. Silk      69  Vice President                                   1996


     MR. DEGIGLIO joined the Company upon its acquisition of AGRO in November 1992, and has served as President of the AGRO Division since that time. In July 1995, Mr. DeGiglio assumed the offices of President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. DeGiglio was employed with AGRO since 1984, where he served as President. Prior to co-founding AGRO, Mr. DeGiglio was Vice President of International Sales for NYPCO International Inc. Mr. DeGiglio served on active duty in the United States Navy as an Officer and Jet Aviator from July 1976 through December 1982, presently holds the rank of Commander and is the Commanding Officer of a Jet Aviation Squadron with the United States Naval Reserve. Throughout his Naval career, he has held various department head positions and has completed numerous Senior Advanced Management and Total Quality Leadership courses. Mr. DeGiglio also serves as Chief
Executive Officer and Director of Agro Power Development, Inc.   Mr. DeGiglio
received a B.S. in Aeronautical Science and Aviation Management from Embry Riddle Aeronautical University.

     MR. ANDREWS joined the Company in September 1990 and served as its Vice President of Business Development until April 1994, when he assumed the position of President of EPSC. In 1996, Mr. Andrews became Vice President of the Company. Prior to joining the Company, Mr. Andrews was employed from 1986 to 1990 with BioTechnica International in Cambridge, Massachusetts, where he served as President of the Diagnostics Division and Vice President of Commercial Development. Mr. Andrews received a B.S. in Chemistry from Hobart College, a M.S. in Chemistry from Purdue University and a S.M. in Technology and Policy from the Massachusetts Institute of Technology.

     MR. JOANNIDI joined the Company in 1995 as Corporate Controller. In March 1996, Mr. Joannidi became Treasurer and Secretary of the Company. In 1992 and from 1994 until joining the Company, Mr. Joannidi also served as a Financial and Systems Consultant to the Company. Prior to joining and in addition to being a consultant to the Company, Mr. Joannidi operated a manufacturing company from 1992 to 1994, served as a Financial and Systems Consultant to various companies from 1988 to 1992, and held financial management positions at Tel Plus International, Inc./Siemens AG, Johnson Matthey Jewelry Corporation and Refinemet International Company from 1980 to 1988. Mr. Joannidi attained Certified Public Accountant designation while employed at the public accounting firm of Coopers & Lybrand. He attended Tufts University and Northeastern University, receiving a B.S. degree in Accounting and Economics from Northeastern University.

     DR. MILLER joined the Company in May 1988 and currently serves as Vice President-Technology. Prior to joining the Company, Dr. Miller was employed from 1983 to 1988 as Staff Scientist and Project Leader at Genetics Institute, Inc., in Cambridge, Massachusetts. Dr. Miller received a B.S. in Biochemistry from the University of California, Davis, and a Ph.D. in Biochemistry and Molecular Biology from Harvard University, where he studied the molecular biology of insects. Dr. Miller also was a National Institutes of Health post-doctoral Fellow studying insect viruses at the University of Idaho.


MR. SILK joined EcoScience upon its acquisition of Agro Dynamics, Inc. in November 1992. Since that time, Mr. Silk has served as Executive Vice President and General Sales Manager at AGRO. In March 1996, Mr. Silk became a Vice President of the Company. Prior to joining the Company, Mr. Silk served as Vice President of Sales and Marketing of Agro Dynamics since its inception in 1984. Previously, Mr. Silk was with Johns-Manville Corp. for 33 years in various sales-engineering and market management positions in both domestic and international operations. Mr. Silk holds a Bachelor of Science degree from Polytechnic Institute of Brooklyn, New York.

                                     PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

          The Common Stock was admitted for trading on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"), National Market System under the NASDAQ symbol "ECSC" since the date of the Company's initial public offering on February 5, 1992 until November 26, 1995. On November 27, 1995, the Company's Common Stock was transferred from the NASDAQ, National Market System to the NASDAQ, Small-Capitalization Market System. As of September 19, 1996, there were approximately 303 holders of record of the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

     The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices of the Common Stock as reported by NASDAQ based on published financial sources.


            1996                                       High      Low
            -------------------                    ----------  --------

                Fourth Quarter . . . . . . . . .      1 5/8     1 1/4
                Third Quarter. . . . . . . . . .      1 3/8     1 1/16
                Second Quarter . . . . . . . . .      1         7/16
                First Quarter. . . . . . . . . .      1 1/2     13/16


             1995                                     High       Low
             -----------------                     ----------  --------

                Fourth Quarter . . . . . . . . .      1 11/16   1 1/4
                Third Quarter. . . . . . . . . .      2 3/8     1 1/4
                Second Quarter . . . . . . . . .      3 1/2     1 3/4
                First Quarter. . . . . . . . . .      4 7/8     2 3/8

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

          The selected financial data presented below have been derived from the Company's audited consolidated financial statements for each year in the five-year period ended June 30, 1996. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes which appear elsewhere in this Annual Report on Form 10-K.

                                                                                        YEARS ENDED JUNE 30,
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:                    ------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         1996           1995           1994           1993           1992
                                                               -------        -------        -------        -------         ------
Revenues:
   Product sales . . . . . . . . . . . . . . . . . . . . .     $14,151        $12,335        $ 9,246        $ 3,802         $    -
   Research, development, licensing fees and other . . . .           8            155            812            545            147
   Investment income . . . . . . . . . . . . . . . . . . .         199            590            853          1,525            869
                                                               -------        -------        -------        -------         ------
      Total revenues . . . . . . . . . . . . . . . . . . .      14,358         13,080         10,911          5,872          1,016
                                                               -------        -------        -------        -------         ------
Costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . . . . . . .      10,394         10,153          7,875          3,288              -
   Research and development. . . . . . . . . . . . . . . .       1,018          4,483          8,156          6,294          4,485
   Acquired research and development . . . . . . . . . . .           -             --             --            750             --
   Asset valuation and restructuring charges (reversal). .      (1,550)         6,000          5,800              -              -
   Selling and marketing . . . . . . . . . . . . . . . . .       2,594          3,672          3,043          1,690            412
   General and administrative. . . . . . . . . . . . . . .       2,216          2,441          3,382          3,159          1,428
   Interest and other. . . . . . . . . . . . . . . . . . .         514          1,425            208             95              6
                                                               -------        -------        -------        -------         ------
      Total costs and expenses . . . . . . . . . . . . . .      15,186         28,174         28,464         15,276          6,331
                                                               -------        -------        -------        -------         ------
Loss before extraordinary gain . . . . . . . . . . . . . .        (828)       (15,094)       (17,553)        (9,404)        (5,315)
Extraordinary gain on early extinguishment of debt . . . .         241              -              -              -              -
                                                               -------        -------        -------        -------         ------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       ($587)     ( $15,094)      ($17,553)       ($9,404)       ($5,315)
                                                               -------        -------        -------        -------         ------
                                                               -------        -------        -------        -------         ------
Net income (loss) per share:
   Loss before extraordinary gain. . . . . . . . . . . . .      ($0.09)        ($1.71)        ($2.27)        ($1.41)        ($1.30)
   Extraordinary gain. . . . . . . . . . . . . . . . . . .        0.03              -              -              -              -
                                                               -------        -------        -------        -------         ------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      ($0.06)        ($1.71)        ($2.27)        ($1.41)        ($1.30)
                                                               -------        -------        -------        -------         ------
                                                               -------        -------        -------        -------         ------
Weighted average number
   of common shares outstanding. . . . . . . . . . . . . .       9,070          8,839          7,748          6,664          4,086
                                                               -------        -------        -------        -------         ------
                                                               -------        -------        -------        -------         ------

CONSOLIDATED BALANCE SHEET DATA:                                                             JUNE 30,
                                                                ------------------------------------------------------------------
(IN THOUSANDS)                                                   1996           1995           1994           1993           1992
                                                               -------        -------        -------        -------         ------
Unrestricted and restricted cash, cash equivalents,
    short-term investments and marketable securities . . .      $2,639        $ 7,831        $20,141        $24,576       $,32,121
Total assets . . . . . . . . . . . . . . . . . . . . . . .      10,111         18,769         33,990         31,843         33,741
Noncurrent liabilities, less current maturities. . . . . .         311          8,425          8,119          2,012            126
Stockholders' investment . . . . . . . . . . . . . . . . .       2,473          2,492         18,110         25,123         32,785



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     Since its inception and until its 1995 restructuring program which is now substantially completed and which is discussed below, the Company has been engaged in research to develop new biological pest control products and in raising capital to support its development and commercial programs. Beginning in 1992, the Company accelerated its commercialization activities, including the establishment of manufacturing capabilities and premarketing for the Bio-Path Cockroach Control Chamber, which received marketing approval from the EPA in May 1993. In June 1993, the Company commenced sales of Bio-Path Cockroach Control Chambers to the professional pest control market. As part of the restructuring program discussed below, the Company has ceased production of the first generation Bio-Path Cockroach Control Chamber. The Company has completed formulation of a second generation product, which has not yet received EPA approval, and is seeking contractors for reduced cost toll manufacturing. The Company is currently seeking partners to market the second generation product.

     In June 1992, the Company entered into the Terminix Agreement for the joint development of biopesticides for termite control. In October 1994, the Company was granted EPA registration for the Company's Bio-Blast Biological Termiticide. The Company commenced commercial trials of its Bio-Blast termiticide in the first quarter of 1995 in 11 states under the terms of its development agreement with Terminix. In July 1995, the Company initiated sales of the Bio-Blast termiticide to Terminix.

     In November 1992, the Company acquired AGRO, an East Brunswick, New Jersey based company which designs, markets and distributes advanced technologies, products, growing systems and services for the North American intensive farming, horticulture and produce packing industries.

     In June 1993, the Company entered into licensing agreements with two companies for rights to develop, manufacture and distribute Nature Seal, a patented, naturally derived coating product to protect the quality of fruits and vegetables after harvest. In May 1994, the Company acquired certain net assets of AMC, an Orlando, Florida based company which provides postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its existing coatings activities, which include the distribution of its Nature Seal coating products.

     On January 11, 1996, the Company entered into a lease termination agreement for its Worcester corporate headquarters and research and development under which the Company paid the landlord $125,000 and issued 500,000 shares of the Company's common stock with a market value of $500,000 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions, which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that related to the accrued restructuring costs which were originally recorded in fiscal 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in fiscal 1994 ($200,000).

     In 1995, the Company recorded asset valuation and restructuring charges of $6,000,000 or $0.68 per share to write down the value of certain assets and to provide for the costs associated with the closure of the Company's facilities located in Worcester, Northborough, and Shrewsbury, Massachusetts, and for reductions in the Massachusetts based work force. The write down of assets in 1995 included a $1,946,000 non-cash charge against the Company's investment in its manufacturing, laboratory, and office property and equipment located in Massachusetts and approximately a $354,000 non-cash charge for certain other assets to their respective net realizable values. The remaining $3,700,000 of the 1995 charge consisted of accruals to provide for the costs associated with the planned facility lease settlements ($2,000,000), manufacturing plant shut down ($497,000), employee severance benefits ($1,035,000), and other contractual obligations ($168,000) related to the restructuring program adopted in 1995.

     At the end of fiscal 1995, the Company began the implementation of the restructuring program which is now substantially completed. The program was designed to shift the corporate focus from research and development to commercial operations in an effort to reduce operating losses and conserve cash resources. As part of the restructuring program, the Company eliminated substantially all of its Massachusetts based work force (33 positions) in the first quarter of fiscal 1996. In addition, during fiscal 1995, certain functions were moved to the Company's manufacturing facility in Northborough, Massachusetts, and the Company's space at its corporate headquarters and research and development facility in Worcester, Massachusetts, was decreased from approximately 41,000 square feet to approximately 15,000 square feet. In the first quarter of fiscal 1996, the Company closed the Worcester facility and all functions were moved to the Northborough facility. During the second quarter of fiscal 1996, the Company relocated all of its Massachusetts based operations to its East Brunswick, New Jersey facility. The Company charged costs and expenses totaling $1,674,000 against the restructuring accruals during 1996. In addition, the Company reversed $1,550,000 in accrued restructuring costs after accounting for the termination of its Worcester corporate headquarters and research and development facility lease in the third quarter of fiscal 1996. The Company has completed a major portion of its restructuring activities in fiscal 1996.

     In August 1994, the Company implemented a restructuring program to focus the Company's resources on product development programs with the greatest near to intermediate market potential, and to significantly reduce expense levels. As part of this restructuring program, the Company reduced its Massachusetts based work force by 29% (24 positions) and curtailed and deferred research and development activities for certain product programs. In 1994, the Company recorded asset valuation and restructuring charges of $5,800,000 or $0.75 per share to write down the value of certain assets, primarily related to its investment in the Northborough manufacturing facility, and to provide for the costs associated with the Company's consolidation of its facilities and for reductions in research and development programs and staff. The write down of assets included a $3,000,000 non-cash charge against the Company's investment in its manufacturing facility and related equipment and a $500,000 non-cash charge for certain other assets. The remaining $2,300,000 of the 1994 charge consisted of accruals to provide for the costs associated with the consolidation of the Company's corporate headquarters, research and development, and manufacturing facilities ($1,300,000) and employee severance benefits ($1,000,000). The Company paid and charged expenses totaling $1,746,000 against such restructuring accruals during 1995. The Company completed all of the employee terminations related to the 1994 restructuring program in the first half of fiscal 1995 and a portion of the facility consolidation activities in fiscal 1995.

     The Company believes that inflation and changing prices have not had a material effect on its operations to date.


1996 COMPARED TO 1995

     The Company's total revenues increased $1,278,000 or 10% to $14,358,000 in 1996 from $13,080,000 in 1995, due primarily to the Company's product sales increase of $1,816,000 or 15% to $14,151,000 in 1996 from $12,335,000 in 1995.
Product sales increased at AGRO by $2,302,000, while EPSC and EcoScience had product sales decreases. The following table sets forth the Company's product sales by operating company for 1996 and 1995:


(IN THOUSANDS)             1996                 1995             Increase
                         -------              -------            ---------
AGRO ................    $11,094              $ 8,792              $2,302
EPSC ................      2,882                3,018                (136)
EcoScience ..........        175                  525                (350)
                         -------              -------              -------
Consolidated ........    $14,151              $12,335              $1,816
                         -------              -------              -------
                         -------              -------              -------


     AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish company. The sale of products under the distribution agreement with Grodania A/S accounted for 45%, 43%, and 59% of the Company's total product sales in 1996, 1995, and 1994, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely. In August 1995, AGRO entered into a distribution agreement with Aweta B.V., a Netherlands based company, for the exclusive right to sell Aweta B.V.'s sorting and grading products and equipment to the fruit, vegetable, and flower markets in North America, Mexico, and the Caribbean. The sale of products under the distribution agreement with Aweta B.V. accounted for 20% of the Company's total
product sales in 1996.   Although there are a limited number of sorting and
grading equipment manufacturers in the world, the Company's management believes that other suppliers could provide equipment on comparable terms. A change in supplier, however could cause a delay in filling orders as well as a possible loss of sales which would affect operating results adversely. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales in 1997.

     The increase in the Company's total product sales in 1996 was offset by a decrease in research, development, and licensing fee income of $147,000 and lower investment income of $391,000. The decrease in research, development, and licensing fee income in 1996 primarily resulted from a reduction of $112,000 in license fees and product support payments received from Terminix as its contractual payment obligations were fulfilled. The decrease in investment income in 1996 resulted from a corresponding decline in the average funds available for investment during the 1996 period.

Cost of goods sold increased $241,000 or 2% to $10,394,000 in 1996 from $10,153,000 in 1995. In 1996, cost of goods sold at AGRO increased by $1,947,000 due to product sales increases, while cost of goods sold at EcoScience decreased $1,716,000 due to the cessation of manufacturing of the first generation Bio-Path Cockroach Control Chamber. Gross margin on product sales increased $1,575,000 or 72% to $3,757,000 in 1996 from $2,182,000 in
1995, while gross margin percentage on product sales increased to 27% in 1996 from 18% in 1995. Gross margin increased due primarily to the cessation of manufacturing of Bio-Path and related cost savings at EcoScience; and, AGRO's increase in gross margin from product sales increases, offset by a gross margin decrease at EPSC from product sales decreases.

     Research and development expenses decreased $3,465,000 or 77% to $1,018,000 in 1996 from $4,483,000 in 1995, due primarily to a decrease at EcoScience of $3,783,000 from the implementation of the Company's restructuring program at the close of fiscal 1995, which curtailed and deferred research and development activities for certain product programs, as well as reduced personnel and facility costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast termiticide and other near term revenue generating opportunities. EPSC research and development expenses increased $318,000 in 1996, due primarily to additional personnel and related support expenses for the Bio-Save PostHarvest BioProtectant and other product programs.

     Selling and marketing expenses decreased $1,078,000 or 29% to $2,594,000 in 1996 from $3,672,000 in 1995, due primarily to the decreases in EcoScience's and EPSC's selling and marketing expenses of $860,000 and $418,000, respectively and an increase of $200,000 at AGRO. The decrease in EcoScience's selling and marketing expenses for 1996 was primarily attributable to the restructuring program initiatives discussed above. The decrease in EPSC's selling and marketing expenses for 1996 was primarily attributable to the reduction of selling and marketing department personnel and related costs during the latter part of fiscal 1995. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support new product sales and sales increases discussed above.

     General and administrative expenses decreased $225,000 or 9% to $2,216,000 in 1996 from $2,441,000 in 1995, due primarily to the decreases in EcoScience's and EPSC's general and administrative expenses of $208,000 and $107,000, respectively, which was offset by an increase in such expenses for AGRO of $90,000. The decrease in EcoScience's general and administrative expenses for 1996 was primarily attributable to the restructuring program initiatives discussed above. The decrease in EPSC's general and administrative expenses for 1996 was due primarily to personnel and related cost reductions. The increase in AGRO's general and administrative expenses was primarily due to increased business activity and related support costs.

     Interest and other expenses decreased $911,000 or 64% to $514,000 in 1996 from $1,425,000 in 1995 due primarily to the decrease in interest expense which resulted from the lower average level of long-term debt and capital lease obligations outstanding during 1996. During 1995, the Company had also incurred approximately $211,000 of expenses in connection with the exploration and evaluation of its various strategic alternatives which included potential mergers, acquisitions, divestitures, joint ventures, and other transactions.

     In connection with the acquisition of AMC in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect.

     The Company incurred a loss before extraordinary gain of $828,000 or $0.09 per share in 1996. The Company incurred a net loss of $587,000 or $0.06 per share in 1996 compared to a net loss of $15,094,000 or $1.71 per share in 1995. Excluding the reversal of the accrued restructuring costs and the extraordinary gain on early extinguishment of debt, the Company incurred a loss of $2,378,000 or $0.26 per share in 1996. Excluding the asset valuation and restructuring charges, the Company incurred a loss of $9,094,000 or $1.03 per share in 1995.

1995 COMPARED TO 1994

     The Company's total revenues increased $2,169,000 or 20% to $13,080,000 in 1995 from $10,911,000 in 1994, due primarily to the inclusion of a full year of operating results of EPSC in the 1995 period. The Company's product sales increased $3,089,000 or 33% to $12,335,000 in 1995 from $9,246,000 in 1994 due primarily to the increases in sales by EPSC and AGRO of $2,841,000 and $229,000, respectively. The following table sets forth the Company's product sales by operating company for 1995 and 1994:

(IN THOUSANDS              1995                 1994               Increase
                         -------              -------             ---------
 AGRO ................   $ 8,792               $8,563                $  229
 EPSC ................     3,018                  177                 2,841
 EcoScience ..........       525                  506                    19
                         -------               ------                ------
 Consolidated ........   $12,335               $9,246                $3,089
                         -------               ------                ------
                         -------               ------                ------

     The increase in the Company's total product sales in 1995 was offset by a decrease in research, development, and licensing fee income of $657,000 and lower investment income of $263,000. The decrease in research, development, and licensing fee income in 1995 primarily resulted from a reduction of $363,000 in license fees and product support payments received from Terminix as its contractual payment obligations were fulfilled. The decrease in investment income in 1995 resulted from a corresponding decline in the average funds available for investment during the 1995 period.

     Cost of goods sold increased $2,278,000 or 29% to $10,153,000 in 1995 from $7,875,000 in 1994 due primarily to the inclusion of a full year of operating results of EPSC which accounted for $1,519,000 of this increase. In addition, the Company incurred higher than expected production costs for its Bio-Path Cockroach Control Chamber in 1995 which accounted for $719,000 of this increase in cost of goods sold. Gross margin on product sales increased $811,000 or 59% to $2,182,000 in 1995 from $1,371,000 in 1994, while gross margin percentage on product sales increased to 18% in 1995 from 15% in 1994 due primarily to the inclusion of a full year of operating results of EPSC in the 1995 period. As previously discussed, the Company has ceased any further development and production of its first generation Bio-Path Cockroach Chamber as of June 30, 1995.

     Research and development expenses decreased $3,673,000 or 45% to $4,483,000 in 1995 from $8,156,000 in 1994. Approximately $1,631,000 of the decrease in research and development expenses was due to the closure of the Company's process development facility, and the termination of related activities at the Company's Amherst, Massachusetts pilot plant in June 1994. The remaining portion of the decrease was primarily due to the major reductions in research and development activities and personnel as part of the Company's restructuring program implemented in August 1994.

     Selling and marketing expenses increased $629,000 or 21% to $3,672,000 in 1995 from $3,043,000 in 1994. The increase in selling and marketing expenses was primarily attributable to the inclusion of a full year of operating results of EPSC in the 1995 period, which accounted for $1,299,000 of this increase, and to additional personnel costs incurred by AGRO of $103,000, which were offset by reductions in personnel, travel, consulting, and other expenses of $773,000 at EcoScience.

     General and administrative expenses decreased $941,000 or 28% to $2,441,000 in 1995 from $3,382,000 in 1994. The decrease in general and administrative expenses was primarily due to reductions in personnel and facility related costs of approximately $1,069,000, which resulted primarily from the restructuring program implemented in August 1994, and to a decrease in professional service fees of approximately $343,000 at EcoScience. The decrease in general and administrative expenses in 1995 was offset by the inclusion of a full year of operating results of EPSC which added approximately $496,000 to general and administrative costs.

     Interest and other expenses increased $1,217,000 to $1,425,000 in 1995 from $208,000 in 1994 due primarily to the increase in interest expense which resulted from the higher level of long term debt and capital lease obligations outstanding during 1995 and because certain interest costs were capitalized as part of the Company's construction activities at the Northborough manufacturing facility in 1994. The Company also incurred approximately $238,000 of expenses during 1995 in connection with the exploration and evaluation of its various strategic alternatives which included potential mergers, acquisitions, divestitures, joint ventures, and other transactions. In addition, the Company recorded a gain of $150,000 for the settlement of certain debt obligations at less than their carrying values in 1994.

     The Company incurred a net loss of $15,094,000 or $1.71 per share in 1995 compared to a net loss of $17,553,000 or $2.27 per share in 1994. Excluding the asset valuation and restructuring charges, the Company incurred a loss of $9,094,000 or $1.03 per share in 1995 compared to a loss of $11,753,000 or $1.52 per share in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have exceeded its revenues. The Company's operations have been funded through public and private placements of its equity securities, bank loans and lease financings, revenues from product sales, licensing, collaborative research and development arrangements, and investment income. In conjunction with the asset valuation and restructuring charges recorded in 1995, the Company implemented and substantially completed in fiscal 1996 a program to reduce its operating losses and to conserve its cash resources for use in the Company's operating businesses. This restructuring program has significantly reduced research and development and general and administrative costs from historical levels. In 1995, the Company funded $1,174,000 of accrued restructuring costs that had been recorded in 1994 and 1995. Additionally, accrued restructuring costs were reduced by changes related to the operating lease termination, discussed above, in the amount of $2,050,000, consisting of a $1,550,000 restructuring cost reversal and $500,000 for the issuance of common stock. The balance of accrued restructuring costs, $1,030,000 (total current and noncurrent portions), as of June 30, 1996, is expected to be funded in 1997 and beyond. The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing, and marketing of its Bio-Blast and Bio-Save products. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines at AGRO. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

     Cash and cash equivalents were $734,000 at June 30, 1996, compared to $481,000 at June 30, 1995. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $2,639,000, compared to $7,831,000 at June 30, 1995. Cash flows used for operating activities totaled $2,651,000 and principally represented the $1,174,000 expended for costs accrued as part of the Company's restructuring program adopted in 1995. Cash flows used by financing activities totaled $2,892,000 in 1996, which consisted principally of payments of $2,900,000 on debt and capital leases. Cash flows provided by investment activities in 1996 totaled $5,790,000 and included the proceeds from the sales of short-term investments of $6,159,000 and property and equipment of $368,000, and a decrease in other noncurrent assets of $95,000, which were offset by purchases of short-term investments of $705,000 and property and equipment of $127,000. The Company's working capital and current ratio were ($308,000) and 0.9 to 1, respectively, at June 30, 1996, compared to $3,347,000 and 1.4 to 1, respectively, at June 30, 1995. The Company's working capital has increased significantly since June 30, 1996, as a result of the subsequent equity offering and lease settlement transactions which occurred on September 27, 1996, and are discussed further below and in Notes 4 and 11 to the Notes to the Consolidated Financial Statement. Giving effect to the subsequent equity offering and lease settlement transactions, the working capital and current ratio would have been $1,119,000 and 1.2 to 1 (unaudited), respectively, if these transactions had occured on June 30, 1996.

     On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease was accounted for as a capitalized lease obligation. The lease bore interest at an effective rate of approximately 14% and has been payable in monthly installments of principal and interest of approximately $88,000 over 50 months. On October 11, 1995, the Company and the financing company entered into an agreement which modified the lease pursuant to which the financing company waived a payment default which occurred in September 1995, in exchange for the Company's advance payment of approximately $1,135,000 which was applied to satisfy the total amount of the obligation outstanding under rental schedule No. 2 to the lease. In addition, the Company issued to the financing company a warrant to purchase 100,000
shares of common stock at an exercise price of $3.00 per share.    The Company
continued to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1. In August 1996, the Company entered into a lease settlement agreement with the financing company pursuant to which the Company paid $880,000, from the proceeds of an equity offering discussed below, to satisfy the remaining capital lease obligation under rental schedule No. 1 of approximately $1,248,000 on September 27, 1996. Accordingly, the Company reclassified $880,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1996. The present value of the minimum lease payments under this capital lease obligation was $1,390,000 as of June 30, 1996.

     In May 1993, the Company entered into a 15 year lease agreement for a manufacturing facility in Northborough, Massachusetts. This lease was accounted for as a capital lease, had borne interest at an effective annual rate of approximately 13% and had been payable in monthly installments of principal and interest of approximately $44,000. The present value of the minimum lease payments under this capital lease obligation was $3,525,000 at September 29, 1995. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid the lessor, on October 31, 1995, approximately $195,000; released to the lessor approximately $305,000 held in an escrow account; and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release from the remaining lease obligations effective December 31, 1995. The effect of this lease termination on the consolidated financial statements during fiscal 1996 was to reduce assets under capital leases by $2,936,000 and capital lease obligations by $3,500,000, and to increase accrued restructuring costs by $73,000. These transactions had a non-cash effect on the Company's consolidated financial statements for 1996.

     The Company issued a promissory note in the amount of $430,000 in connection with the acquisition of AMC in May 1994. This promissory note was payable in 16 equal quarterly installments plus accrued interest calculated at the prime rate (8.25% at June 30, 1996) plus 1%, not to exceed 9%. This promissory note was part of the EPSC debt settlement discussed above in the Results of Operations section.

     In October 1994, the Company established a $250,000 line of credit with a bank for the purchase of equipment. Funds borrowed under that line had been payable over 36 months commencing February 5, 1995 at an interest rate of prime plus 2%. In addition, the Company established a $1,500,000 revolving line of credit with the same bank for AGRO under which borrowings had borne interest at a rate of prime plus 1% and is secured by all the assets of AGRO and the outstanding common stock of AGRO owned by the Company. The loan proceeds from the revolving line of credit have been used to finance the working capital needs of AGRO and any principal amounts outstanding were originally due on January 5, 1996. As of June 30, 1996, the Company had principal obligations of $1,041,000 under the revolving line of credit. Under the terms of the credit agreements, the Company was required to maintain a minimum consolidated tangible net worth of $5,000,000 ("Net Worth Covenant"), a consolidated quick asset to current liabilities ratio of 1.50 to 1 through June 30, 1995 and 1.25 to 1 thereafter ("Quick Ratio Covenant"), and a minimum aggregate cash, cash equivalents and short-term investment balance of $5,000,000 ("Cash Covenant"). As of June 30, 1995 and through October 5, 1995, the Company was in violation of the Net Worth Covenant and Quick Ratio Covenant. On October 5, 1995, the Company and the bank entered into an amendment to the revolving and equipment lines of credit agreements pursuant to which the bank waived the violations of Net Worth and Quick Ratio Covenants at June 30, 1995 and through October 5, 1995, eliminated the Net Worth and Quick Ratio Covenants for compliance periods commencing after June 30, 1995, and reduced the Cash Covenant from $5,000,000 to $1,000,000 for compliance periods commencing after June 30, 1995. In addition, the amendment to the credit agreements required repayment of all outstanding obligations under the equipment line of credit (approximately $194,000 as of October 5, 1995); increased the interest rate on borrowings under the revolving line of credit to prime (8.25% at June 30, 1996) plus 1.5% effective October 1, 1995; and expanded the collateral requirements to include a certificate of deposit in the amount of $700,000 to be held by the bank as partial cash collateral for the borrowings currently outstanding under the revolving line of credit. Any additional borrowings under the revolving line of credit will require 67% cash collateral coverage in the form of a certificate of deposit to be held by the bank. The amendment also extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996 and any principal amounts outstanding, together with accrued interest thereon were due on such date.

     On July 5, 1996, September 5, 1996 and October 5, 1996, the Company and the bank entered into three amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to December 15, 1996 on the same terms, and any principal amounts outstanding, together with accrued interest thereon, are due on December 15, 1996. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, financial covenants, and extension of the repayment and expiration dates of the credit agreement.
In addition, the Company has received a term sheet from a financial institution to replace the existing revolving line of credit with a proposed credit facility structure that meets the Company's requirements for the foreseeable future. The Company believes that it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement in fiscal 1997.

     On January 11, 1996, the Company entered into a lease termination agreement for its Worcester corporate headquarters and research and development facility, under which the Company paid the landlord $125,000 and issued 500,000 shares of the Company's common stock with a market value of $500,000 on January 22, 1996, in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions, which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that related to accrued restructuring costs, which were originally recorded in fiscal 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in fiscal 1994 ($200,000).

     On September 27, 1996, the Company sold 1,040,000 unregistered shares of common stock in a Regulation D and Company offering. Net proceeds realized from the equity offering totaled $1,119,000 after placement agent fees and expenses and Company expenses totaling $181,000. On September 27, 1996, pursuant to a lease settlement agreement dated August 8, 1996, between the Company and its financing company, the Company paid $880,000 and returned certain leased equipment with a net book value of $328,000 to the financing Company as final satisfaction of its capital lease obligation under rental schedule No. 1, as discussed in Note 4(b) to the Company's consolidated financial statements.

     The Company plans to finance the cash needs discussed above principally with existing cash reserves, represented by approximately $734,000 of unrestricted cash and cash equivalents, $700,000 of short-term investments and $1,205,000 of restricted cash and short-term investments as of June 30, 1996. The Company believes that such cash reserves, along with revenues from product sales, and funds available under the extended or potentially modified revolving line of credit or replacement financing arrangement, as discussed above, will be sufficient throughout the next 12 months to finance the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness. The Company believes it may need to raise additional funds to finance its ongoing operations after June 30, 1997, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company is continuing to explore potential mergers, joint ventures, and various other strategic options, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

SEASONALITY

     The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, and other economic factors. Operating revenues may be concentrated in the Company's second and third quarters as a result of the North American growing season. Although the Company believes that the historical trend in quarterly revenues for the second and third quarters of each year are generally higher than the first and fourth quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects and political, economic or other conditions. Furthermore, market trends are subject to changes which could adversely affect future results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and supplementary consolidated quarterly financial data for the years ended June 30, 1996, 1995, and 1994, are set forth on pages 28 through 53.

                            ECOSCIENCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          June 30,
                                              --------------------------------
                                                 1996                   1995
                                              --------                --------
                                     ASSETS
Current assets:
    Cash and cash equivalents ............... $    734                $    481
    Short-term investments ..................      700                   6,150
    Restricted cash and short-term
     investment .............................    1,205                     500
    Accounts receivable, less reserves of
     $118 and $186 at June 30, 1996 and 1995,
     respectively ...........................    1,552                   1,961
    Interest receivable .....................       32                      84
    Inventories .............................    2,001                   1,525
    Other current assets ....................      795                     498
                                              --------                --------
       Total current assets .................    7,019                  11,199
                                              --------                --------
Property and equipment, net .................      998                   4,478
Restricted cash equivalents .................        -                     700
Intangible assets, net ......................    1,949                   2,152
Other noncurrent assets .....................      145                     240
                                              --------                --------
       Total assets ......................... $ 10,111                $ 18,769
                                              --------                --------
                                              --------                --------


                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Current maturities of noncurrent
     liabilities ..........................   $  2,441                $  2,597
    Accounts payable ......................      2,347                   1,946
    Accrued restructuring costs ...........        730                   1,754
    Accrued expenses and other current
     liabilities ..........................      1,809                   1,555
                                              --------                --------
        Total current liabilities .........      7,327                   7,852
                                              --------                --------
Noncurrent liabilities:
    Long-term debt and capital leases,
     less current maturities ..............         11                   5,693
    Other long-term liabilities ...........        300                   2,732
                                              --------                --------
        Total noncurrent liabilities ......        311                   8,425
                                              --------                --------

Commitments and contingencies .............          -                       -
Stockholders' investment:
    Preferred stock, $.01 par value,
      1,000,000 shares authorized;
      none issued and outstanding .........          -                       -
    Common stock, $.01 par value,
      25,000,000 shares authorized;
      9,342,177 and 8,840,511 shares
      issued and outstanding at June 30,
      1996 and 1995, respectively .........         93                      88
Additional paid-in capital ................     56,077                  55,581
Accumulated deficit .......................    (53,697)                (53,110)
Unrealized loss on short-term investments .          -                     (67)
                                              --------                --------
        Total stockholders' investment ....      2,473                   2,492
                                              --------                --------
        Total liabilities and stockholders'
         investment .......................   $ 10,111                $ 18,769
                                              --------                --------
                                              --------                --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                            ECOSCIENCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                          Years Ended June 30,
                                                            ---------------------------------------------------
                                                               1996                 1995                 1994
                                                            --------             --------             ---------
Revenues:
 Product sales ........................................     $ 14,151             $ 12,335              $ 9,246
 Research, development, licensing fees and other ......            8                  155                  812
 Investment income ....................................          199                  590                  853
                                                            --------             --------              -------
       Total revenues .................................       14,358               13,080               10,911
                                                            --------             --------              -------
Costs and expenses:
 Cost of goods sold ...................................       10,394               10,153                7,875
 Research and development .............................        1,018                4,483                8,156
 Asset valuation and restructuring charges (reversal) .       (1,550)               6,000                5,800
 Selling and marketing ................................        2,594                3,672                3,043
 General and administrative ...........................        2,216                2,441                3,382
 Interest and other ...................................          514                1,425                  208
                                                            --------             --------              -------
       Total costs and expenses .......................       15,186               28,174               28,464
                                                            --------             --------              -------
Loss before extraordinary gain ........................         (828)             (15,094)             (17,553)
Extraordinary gain on early extinguishment of debt ....          241                    -                    -
                                                            --------             --------              -------
Net loss ..............................................        ($587)            ($15,094)            ($17,553)
                                                            --------             --------              -------
                                                            --------             --------              -------
Net income (loss) per share:
    Loss before extraordinary gain ....................       ($0.09)              ($1.71)              ($2.27)
    Extraordinary gain ................................         0.03                    -                    -
                                                            --------             --------              -------
    Net loss ..........................................       ($0.06)              ($1.71)              ($2.27)
                                                            --------             --------              -------
                                                            --------             --------              -------
Weighted average number of
     common shares outstanding ........................        9,070                8,839                 7,748
                                                            --------             --------              --------
                                                            --------             --------              --------

THE ACCOMPANYING NOTES ARE IN AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            ECOSCIENCE CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                     (In thousands, except share amounts)

                                                      COMMON STOCK                                  UNREALIZED
                                                -----------------------   ADDITIONAL                  LOSS ON        TOTAL
                                                NUMBER OF        $.01      PAID-IN    ACCUMULATED   SHORT-TERM    STOCKHOLDERS'
                                                 SHARES       PAR VALUE    CAPITAL      DEFICIT     INVESTMENTS    INVESTMENT
                                                ---------     ---------   ----------  -----------   -----------  -------------
Balance at June 30, 1993 ....................   6,786,291          $68       $45,518    ($20,463)       $   -       $ 25,123
Exercise of stock options ...................      44,798            -           201           -            -            201
Compensation associated with common
 stock grants ...............................       5,790            -            48           -            -             48
Exercise of common stock warrants ...........      39,354            -            11           -            -             11
Sale of common stock, net of issuance
 costs of $440 ..............................   1,763,050           18         9,485           -            -          9,503
Issuance of common stock for purchase
 of American Machinery Corporation ..........     202,553            2         1,024           -            -          1,026
Change in unrealized loss on
 short-term investments .....................           -            -             -           -         (249)          (249)
Net loss ....................................           -            -             -     (17,553)           -        (17,553)
                                                ---------          ---       -------     -------         ----        --------
Balance at June 30, 1994 ....................   8,841,836           88        56,287     (38,016)        (249)        18,110
Exercise of stock options ...................       6,082            -             1           -            -              1
Retirement of common stock ..................      (7,407)           -             -           -            -              -
Cash settlement of price guarantee for
 common stock issued for purchase of
 American Machinery Corporation .............           -            -          (707)          -            -           (707)
Change in unrealized loss on
 short-term investments .....................           -            -             -           -          182            182
Net loss ....................................           -            -             -     (15,094)           -        (15,094)
                                                ---------          ---       -------     -------         ----        --------
Balance at June 30, 1995 ....................   8,840,511           88        55,581     (53,110)         (67)         2,492

Exercise of stock options ...................       1,666            -             1           -             -             1
Issuance of common stock in
  settlement of lease obligation ............     500,000            5           495           -             -           500
Change in unrealized loss on
  short-term investments ....................           -            -             -           -            67            67
Net loss ....................................           -            -             -        (587)            -          (587)
                                                ---------          ---       -------     -------         ----        --------
Balance at June 30, 1996 ....................   9,342,177          $93       $56,077    ($53,697)        $   -      $  2,473
                                                ---------          ---       -------     -------         ----        --------
                                                ---------          ---       -------     -------         ----        --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            ECOSCIENCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Years Ended June 30,
                                                                    -----------------------------------------
                                                                      1996            1995            1994
                                                                    --------       ----------      ----------
Cash flows from operating activities:
  Net loss .....................................................      ($587)        ($15,094)       ($17,553)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization ............................        580             1,125          1,059
      Gain on sale of property and equipment ...................        (74)                -              -
      Gain on settlement of accounts payable ...................        (51)                -              -
      Loss on sale of investments ..............................         58                23             21
      Non-cash gain on settlement of debt ......................       (241)                -          (150)
      Asset valuation and restructuring charges (reversal) .....     (1,550)            6,000          5,800
      Deferred and other non-cash compensation .................          -                 -             48
      Foreign exchange loss (gain) .............................        (13)               58             71
      Deferred rent ............................................          -               (38)           177
      Changes in current assets and liabilities,
        net of effect of companies acquired:
          Accounts and interest receivable .....................        461                478          (779)
          Inventories ..........................................       (476)              (39)          (363)
          Other current assets .................................       (297)               82            (72)
          Accounts payable and accrued expenses ................        713            (1,808)         1,329
          Accrued restructuring costs ..........................     (1,174)           (1,746)             -
                                                                    -------          --------       --------
      Net cash used for operating activities ...................     (2,651)          (10,959)       (10,412)
                                                                    -------          --------       --------
Cash flows from investing activities:
  Purchases of property and equipment, net .....................       (127)             (725)        (3,918)
  Proceeds from sales of property and equipment ................        368                56            192
  Payments for purchases of companies,
    net of cash acquired .......................................          -              (707)          (488)
  Purchases of short-term investments
    and marketable securities ..................................       (705)           (1,494)       (23,960)
  Proceeds from sales of short-term investments
    and marketable securities ..................................      6,159             5,265         34,113
  Decrease (increase) in other noncurrent assets ...............         95            (1,066)          (296)
                                                                    -------          --------       --------
      Net cash provided by investing activities ................      5,790             1,329          5,643
                                                                    -------          --------       --------
Cash flows from financing activities:
  Proceeds from sale of common stock and
    exercise of stock options ..................................          1                 1          9,704
  Proceeds from long-term debt .................................          7             2,567          5,800
  Payments on  long-term debt and capital leases ...............     (2,900)           (2,278)        (4,978)
                                                                    -------          --------       --------
    Net cash (used for) provided by financing activities .......     (2,892)              290         10,526
                                                                    -------          --------       --------
Increase (decrease) in cash and cash equivalents before
  effect of exchange rate changes on cash ......................        247            (9,340)         5,757
Effect of exchange rate changes on cash ........................          6               (65)           (18)
                                                                    -------          --------       --------
Increase (decrease) in cash and cash equivalents ...............        253            (9,405)          5,739
Cash and cash equivalents at beginning of period ...............        481             9,886           4,147
                                                                    -------          --------       --------
Cash and cash equivalents at end of period .....................    $   734            $  481         $ 9,886
                                                                    -------          --------       --------
                                                                    -------          --------       --------
Total unrestricted and restricted cash, cash equivalents and
  short-term investments at end of period ......................    $ 2,639            $7,831         $20,141
                                                                    -------          --------       --------
                                                                    -------          --------       --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            ECOSCIENCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the development and commercialization of natural pest control products, naturally derived coatings to preserve food quality and extend the shelf life of fruits and vegetables, and the marketing and distribution of advanced technologies, products, growing systems and services for the intensive farming, horticulture and produce packing industries. The Company derives a major portion of its revenues from the sale of growing medium products to the North American intensive farming and horticulture industries, and sorting and grading equipment to the produce packing industries, and to a lesser extent from the sale of postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

     The Company historically has devoted substantially all of its efforts toward new product research and development, and the manufacture, marketing and distribution of products developed, acquired or licensed. Substantially all revenues generated by the Company prior to the acquisition of AGRO were from collaborative research and development arrangements and investment income. The Company introduced its first two products, the Bio-Path Cockroach Control Chamber and Nature Seal, in June 1993. In March 1995, the Company began marketing its third product, Bio-Save PostHarvest BioProtectant. In August 1995, the Company introduced its fourth product, Bio-Blast termiticide. The Company is subject to a number of risks similar to those of other companies in similar stages of development, including dependence on key individuals, competition from other products and companies, the necessity to develop, register, and manufacture commercially usable products, the ability to achieve profitable operations and the need to raise additional funds through public or private debt or equity financing.

     At the close of fiscal 1995, the Company adopted and began implementation of a restructuring program to shift the corporate focus from research and development activities to commercial operations in an effort to reduce operating losses and conserve cash reserves. Under the restructuring program, the Company eliminated substantially all of its Massachusetts based work force, closed its manufacturing facility located in Northborough, Massachusetts, and relocated its corporate headquarters and operations to AGRO's East Brunswick, New Jersey facility during the second quarter of fiscal 1996. As part of the restructuring program, the Company has ceased production of the first generation Bio-Path Cockroach Control Chamber. The Company has completed formulation of a second generation product, which has yet received EPA approval, and is seeking contractors for reduced cost toll manufacturing. The Company is currently seeking partners to market the second generation product. The Company believes that the impact of the restructuring program has significantly reduced its working capital needs such that its cash and short-term investments as of June 30, 1996, together with the proceeds from the equity offering subsequent to June 30, 1996, funds available under its existing or potential replacement revolving line of credit, along with revenues from product sales will be sufficient to finance the Company's working capital needs for at least the next twelve months. At such time, the Company believes that it may need to raise additional funds through public or private debt or equity financings. Although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The

Company is continuing to explore potential mergers, joint ventures, and various other strategic options, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company. See Notes 4, 8 and 11 for further discussion of the Company's restructuring program and subsequent events.

2.  ACQUISITIONS

(A) AMERICAN MACHINERY CORPORATION

     In May 1994, the Company acquired certain assets and assumed certain liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based company which provides postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its coating activities, which included the distribution of Nature Seal coating products. The initial purchase price for AMC consisted of $419,000 in cash (including acquisition related costs), a promissory note in the principal amount of $430,000 and 202,553 shares of the Company's common stock with a market value of $1,026,000, as well as the assumption of liabilities totaling $304,000. The acquisition agreement provided for additional payments of up to $300,000 based upon the attainment of certain annual and cumulative revenue milestones through December 31, 1997. The Company accrued such additional consideration and increased goodwill by the same amount at the acquisition date. The initial financial performance milestone was achieved as of December 31, 1994, and $68,000 was paid to AMC and charged against the purchase accrual in June 1995. In addition, the acquisition agreement provided that at the end of a four month period following the effective date (December 2, 1994) of a registration statement filed with the Securities and Exchange Commission (the "Commission") registering the 202,553 shares of common stock issued in connection with the purchase of AMC, the Company was obligated to pay AMC in cash the amount by which the fair market value of the 202,553 shares of common stock as of the date of the acquisition ($1,026,000) exceeded the sum of the net proceeds received by AMC from the sale of such shares during the four month period ($319,000). In April 1995, the Company paid $707,000 to AMC in satisfaction of this obligation and reduced "additional paid-in capital" by the same amount. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion ("APBO") No. 16, "Business Combinations." Accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The Company allocated approximately $1,082,000 of the total purchase price to certain assets acquired. In February 1996, the Company settled the remaining outstanding balance under the promissory note and additional consideration liabilities related to the acquisition which together totaled $501,000 for $251,000. As part of this settlement, the Company also issued a warrant to purchase 50,000 shares of its common stock at $2.00 per share to the shareholder of AMC. See Note 4 for further discussion of the AMC settlement.

(B) AGRO DYNAMICS, INC.

     In November 1992, the Company acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company which markets and distributes advanced technologies, products, growing systems and services to the North American intensive farming, horticulture and produce packing industries. The initial purchase price for AGRO consisted of cash and shares of the Company's common stock which totaled $2,184,000. The acquisition agreement also provided for additional payments of up to $900,000 based upon the attainment by AGRO of certain cumulative earnings milestones ranging from $1,250,000 (at which level no additional payments are due) to $1,700,000 (at which level the entire additional payment is due) over a 39 month period from October 1, 1992 to December 31, 1995.
The initial financial performance milestone was achieved as of December 31, 1993, and correspondingly, the Company recorded additional consideration of $68,000 for the acquisition, as reflected in the consolidated financial statements for the year ended June 30, 1994. The second and third financial performance milestones were not achieved as of December 31, 1994 and 1995, respectively. The acquisition was accounted for as a purchase in accordance with APBO No. 16.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EcoScience and its wholly-owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation.

(B) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments consist of highly liquid investments and are stated at the lower of cost or market value. Cash and cash equivalents consist of investments with original maturities of less than 90 days. Short-term investments have maturities greater than 90 days and such securities are classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company uses the specific identification method in determining the cost basis of short-term investments and marketable securities, and in computing any realized gains or losses from the sale of such securities. Short-term investments are stated at fair market value, net of unrealized holding losses of $0 and $67,000 at June 30, 1996 and 1995, respectively. Net realized losses on short-term investments and marketable securities were $58,000, $23,000, and $21,000 in 1996, 1995, and
1994, respectively.

     The balances of cash and cash equivalents, and short-term investments consist of the following:

(IN THOUSANDS)                                   June 30,
                                           --------------------
                                             1996       1995
                                           --------    --------
CASH AND CASH EQUIVALENTS:
  Cash ...................................  $  508      $  471
  Bond mutual funds ......................       -           3
  Money market funds .....................     226           -
  United States Government obligations ...       -           7
                                            ------      ------
                                            $  734      $  481
                                            ------      ------
                                            ------      ------

SHORT-TERM INVESTMENTS:
  United States Government obligations ...  $  700      $6,150
                                            ------      ------
                                            ------      ------

RESTRICTED CASH AND SHORT-TERM INVESTMENT:
  Cash in money market account ..........   $   80      $   80
  Certificate of deposits ...............    1,125         420
                                            ------      ------
                                            $1,205      $  500
                                            ------      ------
                                            ------      ------

     The aggregate fair value, gross unrealized holding gain and loss, amortized cost, and average maturity for the Company's short-term investments held at June 30, 1996 and 1995, are presented below:

(IN THOUSANDS)                              Fair       Gross Unrealized      Amortized
                                           Value   Holding Gain and (Loss)      Cost
                                          ------   -----------------------   ---------
AT JUNE 30, 1996:
United States Government obligations ... $  700     $ -            $ -        $  700
                                          ------     ----           ----       ------
                                          ------     ----           ----       ------
(Matures  June 30, 1996)

AT JUNE 30, 1995:
United States Government obligations ...  $6,150     $ 6           $ (73)      $6,217
(Average maturity of 9.6 months)          ------     ----           ----       ------
                                          ------     ----           ----       ------


Certificate of Deposit .................  $  420     $ -           $  -        $  420
(Matured December 31, 1995)               ------     ----           ----       ------
                                          ------     ----           ----       ------


     The Company has a certificate of deposit in the amount of $425,000 which has been pledged as security to the issuing bank for the payment or performance of any or all obligations that may arise under the terms of an outstanding standby letter of credit in the amount of $400,000. In addition, the Company is required to maintain a minimum cash balance of $80,000 in a money market account under the terms of its revolving line of credit agreement with a bank.

(D) CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable, and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses; which to date, such credit losses have been insignificant and within management's expectations. As of June 30, 1996, the Company had cash and term deposits with certain banks which exceeded the United States Federal Deposit Insurance Corporation ("FDIC") insurance limit for such deposits by approximately $1,210,000, and cash and cash equivalents in the amount of $251,000 in a bank in Canada, where there is no deposit insurance.

(E) INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

(IN THOUSANDS)                                      June 30,
                                            -------------------------
                                               1996            1995
                                            ---------        --------
Raw materials ...........................    $  226           $   43
Work-in-process .........................         -              160
Finished goods ..........................     1,775            1,322
                                             ------           ------
                                             $2,001           $1,525
                                             ------           ------
                                             ------           ------

  Work-in-process and finished goods inventories include material, labor and manufacturing overhead.


(F) OTHER CURRENT ASSETS

     Other current assets consist of the following:

(IN THOUSANDS)                              June 30,
                                       ------------------
                                        1996        1995
                                       ------      ------
Prepaid insurance ..................    $ 34        $ 82
Prepaid equipment project costs ....     639          -
Facility lease deposit in escrow ...       -          296
Non-trade receivables ..............      25          49
Other ..............................      97          71
                                        ----        ----
                                        $795        $498
                                        ----        ----
                                        ----        ----


(G) PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

(IN THOUSANDS)                                           June 30,
                                                  ---------------------
                                                     1996        1995
                                                  --------   ----------
Laboratory equipment . . . . . . . . . . . . . .  $   990     $   951
Furniture, fixtures and equipment. . . . . . . .    1,543       1,471
Leasehold improvements . . . . . . . . . . . . .       61         564
Assets under capital leases. . . . . . . . . . .      585       4,115
                                                  -------     -------
                                                    3,179       7,101
Less accumulated depreciation and amortization .   (2,181)     (2,623)
                                                  -------     -------
                                                  $   998     $ 4,478
                                                  -------     -------
                                                  -------     -------

     The Company provides for depreciation and amortization using the declining balance and straight-line methods by charges to operations in amounts estimated to allocate the cost of these assets over their useful lives as follows:

Classification                             Estimated Useful Life
--------------                             ----------------------
Laboratory equipment . . . . . . . . . . .        5 Years
Furniture, fixtures and equipment. . . . .       5-7 Years
Leasehold improvements . . . . . . . . . .    Life of Lease
Assets under capital leases. . . . . . . .      3-25 Years

     Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter. The Company leases certain production and laboratory equipment under a capital lease agreement. Accumulated amortization for assets under capital leases totaled $257,000 and $760,000 at June 30, 1996 and 1995, respectively.

     The property and equipment costs stated above are net of asset valuation charges of $1,946,000 and $3,000,000 in 1995 and 1994, respectively, relating to the Company's restructuring programs described in Notes 1, 4 and 8. As of June 30, 1996, the Company had certain property and equipment with a net book value of approximately $328,000 which is intended to be disposed of as part of the restructuring program adopted in fiscal 1995.

(H) INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over 20 years. Other intangible assets relating to acquired businesses consist principally of amounts attributable to distribution agreements and other deferred costs. The amortization for distribution agreements and other assets is on a straight-line basis over five years.

     Goodwill, net of accumulated amortization, was $1,815,000 and $1,919,000 at June 30, 1996 and 1995, respectively. The accumulated amortization of goodwill and other intangible assets totaled $819,000 and $715,000 at June 30, 1996 and 1995, respectively. Amortization of goodwill and other intangible assets included in the accompanying consolidated statements of operations was $204,000, $195,000 and $331,000 in 1996, 1995, and 1994, respectively.

     The carrying values and amortization periods for goodwill and other intangible assets are reviewed on an ongoing basis by the Company's management based on several factors including, among others, the Company's future operations and their impact on cash flows. If impairment to the carrying values or the estimated useful lives of such intangible assets are indicated by this review, the Company will adjust the carrying values of such assets to their respective estimated fair values or revise the amortization period for such assets to their estimated remaining useful lives.

(I) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

(IN THOUSANDS)                                   June 30,
                                           --------------------
                                             1996        1995
                                           --------     -------
Payroll related costs . . . . . . . . . .  $  107       $  109
Professional fees . . . . . . . . . . . .     152          218
Deferred rent . . . . . . . . . . . . . .      --          304
Accrued inventory purchases . . . . . . .     202          163
Customer deposits . . . . . . . . . . . .     986          311
Other . . . . . . . . . . . . . . . . . .     362          450
                                           --------    -------
                                           $1,809       $1,555

(J) REVENUE RECOGNITION

     Product sales revenue is recognized upon shipment or equipment installation, as applicable.

     The Company recognizes revenue under research and development agreements in accordance with the terms of the respective contracts which typically stipulate as the work is performed and costs are incurred. The Company recognizes license fees under sales and license agreements, as certain milestones are achieved and related nonrefundable license fees are received.

(K) RESEARCH AND DEVELOPMENT EXPENSES

     The Company charges research and development expenses to operations as incurred.

(L) FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at year-end exchange rates. Revenue and expense items are translated at average rates prevailing during the year. Cumulative translation adjustments have been immaterial. Transaction gains and losses are included in the results of operations as incurred.

(M) NET LOSS PER SHARE

     Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations for each of the years presented as the effect of their inclusion would be antidilutive.

(N) FAIR VALUE OF FINANCIAL INSTRUMENTS

       Except as disclosed in Note 3(c), no class of financial instrument has a material difference between its carrying value and estimated fair value based on market quotations, projected cash flows and other estimating methods.

(O) SUPPLEMENTAL CASH FLOW INFORMATION

     The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:


(IN THOUSANDS)                                       Years Ended June 30,
                                                -----------------------------
                                                1996          1995       1994
                                               ------        ------    -------
CASH PAID FOR:
  Interest. . . . . . . . . . . . . . . . . .  $  608         $ 930     $  585
  Income taxes. . . . . . . . . . . . . . . .      18            60          9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Acquisition of assets under capital leases .      --            --     (3,675)
 Capital lease financing for assets
  acquired. . . . . . . . . . . . . . . . . .      --            --      3,675
 Disposition of assets under capital lease. .   2,936            --         --
 Termination of capital lease obligation. . .  (3,500)           --         --
 Termination of operating lease obligation
  and related reduction of accrued
  restructuring . . . . . . . . . . . . . . .  (2,050)           --         --
 Issuance of common stock for companies
  acquired . . . . . . . . . . . . . . . . .       --            --      1,026

Issuance of common stock in exchange for
  termination of operating lease obligation .     500            --         --

(P) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in March 1995, which is effective January 1, 1996 and must be adopted by no later than the fiscal year ending June 30, 1997. SFAS No. 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of the asset may not be recoverable. Historically, the Company has used a methodology similar to SFAS No. 121 in determining the amount of any potential impairment. Accordingly, the Company does not believe that the adoption of SFAS No. 121 will have a significant impact on its consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation costs for employee stock based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective for fiscal years beginning after December 15, 1995, entities electing to remain with accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company will continue to account for employee stock based compensation under APB 25 and will make the pro forma disclosures required under SFAS 123 beginning in fiscal 1997.

Accordingly, the Company does not believe that the adoption of SFAS No. 123 will have a significant impact on its consolidated financial statements.

4.  DEBT AND LEASES

(A) LONG-TERM DEBT

     Long-term debt consists of the following:

(IN THOUSANDS)
                                                       June 30,
                                             --------------------------
                                               1996              1995
                                             --------          --------
Revolving line of credit . . . . . . . . .    $1,041            $1,050
Equipment line of credit . . . . . . . . .        --               216
Promissory note for AMC acquisition. . . .        --               322
Installment notes. . . . . . . . . . . . .        21                16
                                              -------           -------
                                               1,062              1,604
Less current maturities. . . . . . . . . .    (1,051)              (328)
                                              -------           -------
                                              $   11            $ 1,276
                                              -------           -------
                                              -------           -------

     As of June 30, 1996, the future maturities of long-term debt are as follows:

         Year Ending                   Amount
         -----------                  -------
           1997 . . . . . . . . . .    $1,051
           1998 . . . . . . . . . .        10
           1999 . . . . . . . . . .         1
           2000 . . . . . . . . . .        --
           2001 . . . . . . . . . .        --

     In connection with the acquisition of AMC in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect. As part of this settlement, the Company also issued a warrant to purchase 50,000 shares of its common stock at $2.00 per share to the shareholder of AMC.

     On October 28, 1994, the Company and AGRO entered into equipment and revolving lines of credit with a bank, under which the Company borrowed $250,000 to finance the purchases of capital equipment and AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the equipment line of credit were payable in equal principal installments of $6,944 plus accrued interest over 36 months commencing February 5, 1995, at an interest rate of prime plus 2% and were secured by the first lien on all fixed assets financed under this line of credit. Funds borrowed under the revolving line of credit have borne interest at a rate of prime plus 1% and are secured by all the assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996.

     As of June 30, 1995, the equipment and revolving lines of credit agreement imposed certain covenants including a minimum consolidated tangible net worth of $5,000,000 ("Net Worth Covenant"), a consolidated quick asset to current liabilities ratio of 1.50 to 1 through June 30, 1995, and 1.25 to 1 thereafter ("Quick Ratio Covenant"), a minimum cash, cash equivalents, and short-term investments balance of $5,000,000 ("Cash Covenant"), and a restriction on the declaration and payment of any cash dividends. As of June 30, 1995 and through October 5, 1995, the Company was in violation of the Net Worth and Quick Ratio Covenants. On October 5, 1995, the Company and the bank entered into an amendment to the equipment and revolving lines of credit agreement pursuant to which the bank waived the violations of the Net Worth and Quick Ratio Covenants at June 30, 1995 and through October 5, 1995; eliminated the Net Worth and Quick Ratio Covenants for compliance periods after June 30, 1995; and reduced the Cash Covenant from $5,000,000 to $1,000,000 for compliance periods after June 30, 1995. In addition, the amendment to the credit agreement required repayment of all outstanding obligations under the equipment line of credit (approximately $194,000 at September 29, 1995); increased the interest rate on borrowings under the revolving line of credit to prime (8.25% at June 30, 1996) plus 1.5% effective October 1, 1995; and expanded the collateral requirements to include a certificate of deposit in the amount of $700,000 to be held by the bank as partial cash security for the borrowings outstanding under the revolving line of credit at October 5, 1995. Any additional borrowings under the revolving line of credit will require 67% cash collateral coverage in the form of a certificate of deposit to be held by the bank. The amendment also extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

     On July 5, 1996, September 5, 1996 and October 5, 1996, the Company and the bank entered into three amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to December 15, 1996 on the same terms, and any principal amounts outstanding, together with accrued interest thereon, are due on December 15, 1996. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, financial covenants and extension of the repayment and expiration dates of the credit agreement.
In addition, the Company has received a term sheet from a financial institution to replace the existing revolving line of credit with a proposed credit facility structure that meets the Company's requirements for the foreseeable future. The Company believes that it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement in fiscal 1997.

     In June 1995, the Company entered into an installment note with a bank to finance the purchase of a truck. The installment note is payable in monthly installments of $548, bears interest at 9.55%, and is secured by that truck. In September 1995, the Company entered into an installment note with a bank to finance the purchase of another truck. This installment note is payable in monthly installments of $401, bears interest at 8.75% and is secured by that truck.

(B)  LEASES

     In November 1991, the Company entered into a 10 year lease for one of its facilities in Worcester, Massachusetts. The lease granted the Company five months of free rent which was amortized on a straight line basis over the total expected lease payments and which served to reduce rent expense recorded by the Company.

      In September 1992, the Company entered into a 10-year facility lease with its landlord for expanded space in a new facility in Worcester, Massachusetts. The new lease canceled the Company's obligations under its prior lease, discussed above, upon occupancy in April 1994. The new lease granted the Company three months of free rent which was amortized on a straight line basis over the total expected lease payments and which served to reduce rent expense recorded by the Company. On November 1, 1994, the Company and Hybridon, Inc. (the "Subtenant") entered into a sublease agreement under which the Company sublet certain space at its corporate headquarters and research and development facility to the Subtenant for a term of 21 months ending July 1996. On October 11, 1995, the Company and the Subtenant entered into an amendment to the sublease agreement under which the Company sublet a significant amount of additional space at this facility to the Subtenant and extended the term of the sublease agreement through December 31, 1996. The basic rental rate charged to the Subtenant is approximately the same as the Company's rental rate under its lease. In addition, on September 19, 1995, the Company and its landlord entered into a partial lease termination agreement with respect to certain space at its corporate headquarters and research and development facility.

     On January 11, 1996, the Company and its landlord entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock with a market value of $500,000 on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately
$25,000 for expenses related to the completion of the transaction.   See Note 8
for a discussion of these transactions and their impact on restructuring accounting in fiscal 1996.

      In May 1993, the Company entered into a 15 year lease agreement for a manufacturing facility in Northborough, Massachusetts. This lease was accounted for as a capital lease, had borne interest at an effective annual rate of approximately 13% and had been payable in monthly installments of principal and interest of approximately $44,000. The present value of the minimum lease payments under this capital lease obligation was $3,525,000 at September 29, 1995. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid the lessor on October 31, 1995 approximately $195,000; released to the lessor approximately $305,000 held in an escrow account; and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release from the remaining lease obligations effective December 31, 1995. Accordingly, the Company reclassified $500,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet and adjusted the present value of the remaining minimum lease payments under this capital lease obligation to reflect the impact of the lease termination agreement as of June 30, 1995. The effect of this lease termination on the consolidated financial statements during fiscal 1996 was to reduce assets under capital leases by $2,936,000 and capital lease obligations by $3,500,000, and to increase accrued restructuring costs by $73,000.

     On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease was accounted for as a capitalized lease obligation. The lease bore interest at an effective rate of approximately 14% and had been payable in monthly installments of principal and interest of approximately $88,000 over 50 months. On October 11, 1995, the Company and the financing company entered into an agreement which modified the lease pursuant to which the financing company waived a payment default which occurred in September 1995, in exchange for the Company's advance payment of approximately $1,135,000, which resulted in a decrease to accrued restructuring costs of $45,000 in fiscal 1996. This payment satisfied the total amount of the obligation outstanding under rental schedule No. 2 to the lease. In addition, the Company issued to the financing company a warrant to purchase 100,000 shares of common stock for $3.00 per share pursuant to the terms of this agreement. Accordingly, the Company reclassified $886,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1995. The Company continued to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1 to the lease until the remaining obligation was fully satisfied on September 27, 1996, with the proceeds from an equity offering described in Note 11. Pursuant to a lease settlement agreement dated August 8, 1996, between the Company and the financing company, the Company paid $880,000 to satisfy the remaining capital lease obligation under rental schedule No. 1 of approximately $1,248,000 on September 27, 1996, which resulted in an increase to accrued restructuring costs of $60,000. Accordingly the Company reclassified $880,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1996. See Note 11 for further discussion of the pro forma impact of this settlement. The present value of the minimum lease payments under this capital lease obligation was $1,390,000 as of June 30, 1996.

     Future minimum lease payments under noncancellable operating leases, future minimum sublease payments under noncancellable operating leases, and the present value of future minimum capital lease payments after reflecting the impact of the subsequent settlement to the lease described above, are as follows:


(IN THOUSANDS)                         Capital      Operating       Operating
                                       Leases         Leases        Subleases
                                       -------      ---------      -----------
Years ending June 30,
     1997 . . . . . . . . . . . . . .   $1,445        $   319            ($29)
     1998 . . . . . . . . . . . . . .      --             293              (3)
     1999 . . . . . . . . . . . . . .      --             275              (3)
     2000 . . . . . . . . . . . . . .      --              63              (3)
     2001 . . . . . . . . . . . . . .      --              56              (3)
     Thereafter . . . . . . . . . . .      --               9              --
                                        -------       -------            -----
Total minimum lease payments. . . . .    1,445         $1,015            ($41)
Amount representing interest. . . . .      (55)       -------            -----
                                        -------       -------            -----
Present value of minimum lease
 payments . . . . . . . . . . . . . .     1,390
Less current maturities . . . . . . .    (1,390)
                                        -------
                                        $    --
                                        -------
                                        -------

   Rental expense included in the accompanying consolidated statements of operations was $833,000, $1,064,000, and $1,051,000 for 1996, 1995 and 1994,
respectively. Sublease rental income was ($346,000) and ($302,000) for 1996 and 1995, respectively.

5.  STOCKHOLDERS' INVESTMENT

(A) PUBLIC OFFERINGS

     In February 1992, the Company sold 2,990,000 shares of common stock in an initial public offering. Net proceeds of the offering were $29,958,000.

     In connection with the initial public offering of its common stock, 2,306,174 outstanding shares of Series A convertible redeemable preferred stock and 2,050,000 outstanding shares of Series B convertible redeemable preferred stock were converted into 2,904,087 shares of common stock.

     In December 1993, the Company sold 1,763,050 shares of common stock in a public offering. Net proceeds of the offering were $9,503,000.

(B) COMMON STOCK PURCHASE WARRANTS

     The Company has issued warrants to purchase shares of its common stock to certain stockholders, directors and consultants to the Company. Outstanding warrants expire through 2002. The following table summarizes warrant activity for the three years ended June 30, 1996:

                                          Number of         Price Per
                                           Warrants           Share
                                          ----------     ----------------
Outstanding at June 30, 1993 . . . . . .  408,712         $0.38  -  $11.00
  Granted. . . . . . . . . . . . . . . .   20,000          9.75
  Exercised. . . . . . . . . . . . . . .  (68,665)         3.75
                                          --------        ----------------
Outstanding at June 30, 1994 . . . . . .  360,047           0.38  -  11.00
  Granted. . . . . . . . . . . . . . . .       --                       --
                                          --------        ----------------
Outstanding at June 30, 1995 . . . . . .  360,047           0.38  -  11.00
  Granted. . . . . . . . . . . . . . . .  250,000           1.3   -   3.00
  Expired. . . . . . . . . . . . . . . . (151,087)         0.38   -   9.55
                                          --------        ----------------
Outstanding at June 30, 1996 . . . . . .  458,960          1.38   -  11.00
                                          --------        ----------------
                                          --------        ----------------
Exercisable at June 30, 1996 . . . . . .  391,850         $1.38   - $11.00
                                          --------        ----------------
                                          --------        ----------------

(C) STOCK OPTION PLANS

     On December 14, 1988, the Company's Board of Directors approved the 1988 stock option plan (the "1988 Plan") which provided for the grant of incentive stock options and nonqualified stock options. The Board of Directors has agreed not to issue future options under the 1988 Plan.

     In May 1991, the Board of Directors approved a stock option plan (the "1991 Plan") to grant options to acquire up to 1,300,000 shares of common stock to employees and consultants. Options granted under the 1991 Plan vest over various periods and expire no later than 10 years from the date of grant. The difference, if any, between the fair value of the Company's common stock on the date of grant and the exercise price of the option has been recognized as compensation expense in the accompanying consolidated statements of operations.

     On December 13, 1994, the Compensation Committee of the Board of Directors authorized the Company to offer an exchange with each holder (who was then an employee but not an executive officer or director of the Company) of stock options granted under the 1991 Plan, a new stock option for a number of shares equal to the number of shares remaining unexercised under the old stock option at the time of exchange subject to certain conditions. The option price of each new stock option granted under this offer was equal to the fair market value ($2.125 per share) of the Company's common stock on the date of authorization. A total of 169,483 stock options were exchanged under this offer during 1995.

     Option activity for the three years ended June 30, 1996, is summarized as follows:


                                            Number of         Price Per
                                             Shares             Share
                                            ---------         ---------
Outstanding at June 30, 1993 ...........     572,794       $0.38 - $11.38
  Granted ..............................     395,334        4.88 -  11.00
  Exercised ............................     (44,798)       0.38 -   6.98
  Terminated ...........................     (67,483)       0.45 -  11.38
                                            --------       --------------
Outstanding at June 30, 1994 ...........     855,847        0.38 -  11.38
  Granted ..............................      18,250        1.84 -   4.88
  Exercised ............................      (6,082)       0.45 -   0.45
  Terminated ...........................    (406,982)       0.45 -  11.38
                                            --------       --------------
Outstanding at June 30, 1995 ...........     461,033        0.38 -  11.38
  Granted ..............................     551,500        0.56 -   1.63
  Exercised ............................      (1,666)                0.45
  Terminated ...........................    (174,851)       0.60 -  11.38
                                            --------       --------------
Outstanding at June 30, 1996 ...........     836,016       $0.38 - $11.38
                                            --------       --------------
                                            --------       --------------
Exercisable at June 30, 1996 ...........     257,708       $0.38 - $11.38
                                            --------       --------------
                                            --------       --------------

6.  INCOME TAXES

     As of June 30, 1996, the Company had available net operating loss carryforwards of approximately $46,000,000 and research and development tax credit carryforwards of approximately $900,000 to reduce future federal income taxes, if any. These carryforwards expire through 2010 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Company's ability to utilize certain net operating loss and tax carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. The Company has completed numerous financings which may have resulted in a change in ownership in excess of 50%, as defined. The utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes.

     The Company adopted the provisions of SFAS No. 109 in 1994 which had no impact upon the consolidated financial statements. There was no effect on net loss or financial position from adopting the provisions of SFAS No. 109 for any period presented.

      The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:


                                                           June 30,
                                                ---------------------------
(IN THOUSANDS)                                     1996               1995
                                                -----------     -----------
Deferred tax assets ......................      $16,500,000     $14,200,000
Valuation allowance ......................      (16,500,000)    (14,200,000)
                                                -----------     ------------
                                                $         -     $         -
                                                -----------     ------------
                                                -----------     ------------


     The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:


                                                           June 30,
                                                ---------------------------
(IN THOUSANDS)                                     1996               1995
                                                -----------     -----------
Net operating losses ....................       $15,600,000     $12,920,000
Other temporary differences .............                 -         180,000
Research and development credits ........           900,000       1,100,000
                                                -----------     ------------
                                                $16,500,000     $14,200,000
                                                -----------     ------------
                                                -----------     ------------

     Due to the uncertainty surrounding the timing of realizing the potential benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

7.  SALES, LICENSE AND DEVELOPMENT AGREEMENTS

     In June 1992, the Company entered into a Product Development and License Agreement (the "License Agreement") with The Terminix International Company, L.P. ("Terminix") to license certain technology and provide for the joint development of biopesticides for termite control. The License Agreement provides for license fees and product development support to be paid to the Company over a three-year period plus reimbursement for certain outside development costs. The License Agreement grants Terminix exclusive sales rights in the United States and Canada for the termite control product developed under the Agreement. The Company will retain manufacturing rights and will receive royalties on sales of the termite control product by Terminix.

     AGRO has a distribution agreement with an unrelated company for a term of five years ending in December 1997, with automatic one-year extensions unless either party elects to terminate the agreement. The agreement grants AGRO the exclusive right to sell the unrelated company's product in the United States and Canada. The agreement requires AGRO to maintain minimum annual sales which, if not met, would allow the unrelated company to modify the exclusivity of the agreement. The sale of products under this agreement accounted for 45%, 43%, and 59% of the Company's total product sales for the years ended June 30, 1996, 1995, and 1994, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

     In June 1993, the Company entered into an agreement to license certain technology and patents for the manufacture and sale of vegetable and fruit coating products under the name Nature Seal. In consideration for this license, the Company issued common stock and a warrant for the purchase of common stock to the licensers and is required to pay certain minimum future royalties and royalties based upon future sales of products which incorporate the licensed technology. The value of the stock and warrant consideration was recorded as research and development expense in 1993.

     In June 1993, the Company entered into a Sales and License Agreement (the "Maruwa Agreement") with Maruwa BioChemical Co., Ltd. to license certain biopesticide technology for control of cockroaches. The Maruwa Agreement provides for license fees to be paid to the Company in accordance with the achievement of certain registration and development milestones. The Maruwa Agreement grants the licensee exclusive sales rights in Japan for Bio-Path cockroach control technology. The Company will retain manufacturing rights and will receive royalties on sales of the Bio-Path Cockroach Control Chamber by the licensee.

     In January 1994, the Company entered into a Development and Distribution Agreement with Bengal Chemical, Inc. (the "Bengal Agreement") for the nonexclusive distribution rights to the Company's Bio-Path Cockroach Control Chamber. The term of the Bengal Agreement is for calendar years 1994 and 1995 with year to year extensions permitted upon the attainment of minimum product sales for the year preceding the extension. The Bengal Agreement expired during fiscal 1996.

     In May 1994, the Company entered into a Marketing and Distribution Agreement with Dong Sung Pharmaceutical Co., Ltd. (the "Dong Sung Agreement") for the exclusive rights to market and distribute the Company's Bio-Path Cockroach Control Chamber in South Korea. The term of the Dong Sung Agreement commences on May 24, 1994, and continues in effect through December 31, 1999, and may be renewed for an additional two calendar years thereafter.

     In May 1995, the Company entered into a Marketing and Distribution Agreement with Rhone-Poulenc Agrichimie (the "Rhone-Poulenc Agreement") for the exclusive rights to market and distribute the Company's Bio-Path Cockroach Control Chamber to professional pest control operators in 16 countries in Europe. The term of the Rhone-Poulenc Agreement is for a period of three years for each country named therein, except for the United Kingdom which is for a period of five years from the date of execution or the date product registration is received in the particular country, whichever is later, and may be renewed for successive one year periods thereafter by mutual agreement of the parties.

     In August 1995, AGRO entered into a distribution agreement with an unrelated company for an initial term of three years for the North American fruit, vegetable, and flower markets ending in September 1998, and in the fruit, vegetable, and flower markets in the Caribbean Islands and Mexico ending in August 1997. This agreement will be automatically extended for each of the respective terms set forth above unless either party elects to terminate the agreement upon ninety days prior written notice. The agreement grants AGRO the exclusive right to sell the unrelated company's sorting and grading products and equipment in most of the United States, Canada, Mexico, and the Caribbean. The agreement requires AGRO to secure annually a certain minimum market share percentage of the available market for sorting and grading machines. The sale of products under this agreement accounted for 20% of total product sales for the fiscal year ended June 30, 1996. Although there are a limited number of sorting and grading equipment manufacturers in the world, the Company's management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

     In September 1995, AGRO entered into a distribution agreement with an unrelated company for a term commencing on July 1, 1995 and ending on June 30, 1997, with automatic one year extensions unless either party elects to terminate the agreement with three months' advanced notice in writing. The agreement grants AGRO the exclusive right to sell the unrelated company's environment control products and accessories in the United States, Canada and Mexico.

8.  ASSET VALUATION AND RESTRUCTURING CHARGES

     The Company's consolidated statement of operations for 1995 included a $6,000,000 or $0.68 per share charge to write down the value of certain assets and to provide for the costs associated with the closure of the Company's facilities located in Worcester, Northborough, and Shrewsbury, Massachusetts, and for reductions in the Massachusetts based work force. The write-down of assets in 1995 included a $1,946,000 non-cash charge against the Company's investment in manufacturing, laboratory, and office property and equipment located in Massachusetts and approximately a $354,000 non-cash charge for certain other assets to their respective net realizable values.
As of June 30, 1996 and 1995, these assets had a net book value of approximately $328,000 and $3,835,000, respectively, and were intended to be disposed of in fiscal 1997 and 1996, respectively. The remaining $3,700,000 consisted of accrued charges, of which $2,500,000 was classified in other long-term liabilities at June 30, 1995, for the costs of facility lease settlements ($2,000,000), manufacturing plant shut-down ($497,000), severance benefits for 33 employees primarily in the research and development and manufacturing areas ($1,035,000), and other contractual obligations, including the termination of certain inventory supply and distribution agreements ($168,000), related to the restructuring program adopted in fiscal 1995. The Company completed a major portion of its 1995 restructuring program activities in the first half of fiscal 1996 and the remaining restructuring program initiatives are expected to be completed in fiscal 1997 and beyond.

     The Company's consolidated statement of operations for 1994 included a $5,800,000 or $0.75 per share charge to write down the value of certain assets and to provide for the costs associated with the consolidation of the Company's facilities and for reductions in research and development programs. The write down of assets in 1994 included a $3,000,000 non-cash charge against the Company's investment in its manufacturing facility and related equipment in Northborough, Massachusetts and approximately a $500,000 non-cash charge for certain other assets to reduce their carrying value to their respective net realizable values. The remaining $2,300,000 consisted of accrued charges, of which $800,000 was classified in other long-term liabilities at June 30, 1994, for the consolidation of the Company's corporate headquarters, research and development, and manufacturing facilities ($1,300,000), and for reductions in research and development activities and 24 related employees ($1,000,000). The Company completed all of the employee terminations related to the 1994 restructuring program in the first half of 1995 and a portion of the facility consolidation activities in 1995.

At the close of fiscal 1995, the Company began the implementation of the restructuring program which was designed to shift the corporate focus from research and development to commercial operations, in an effort to reduce operating losses and conserve cash resources. As part of the restructuring program, the Company eliminated substantially all of its Massachusetts based work force (33 positions) in the first quarter of fiscal 1996. In addition, during fiscal 1995 certain functions were moved to the Company's manufacturing facility in Northborough, Massachusetts, and the Company's space at its corporate headquarters and research and development facility located in Worcester, Massachusetts, was decreased from approximately 41,000 square feet to approximately 13,000 square feet. In the first quarter of fiscal 1996, the Company closed the Worcester facility and all remaining functions were moved to the Northborough facility. During the second quarter of fiscal 1996, the Company relocated its Massachusetts based operations including corporate headquarters to AGRO's East Brunswick, New Jersey facility.

On January 11, 1996, the Company and its landlord for its Worcester corporate headquarters and research and development facility entered into a lease termination agreement, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock with a market value of $500,000 on January 22, 1996, in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in the third quarter of fiscal 1996 that related to accrued restructuring costs which were originally recorded in fiscal 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in fiscal 1994 ($200,000).
 During fiscal 1996, the Company incurred $1,674,000 of costs related to the 1995 restructuring program of which $860,000 related to facility lease settlements and manufacturing plant shut down, $725,000 related to employee severance benefits, and $89,000 related to other contracted liabilities. As of June 30, 1996, accrued restructuring costs of $1,030,000 (total current and noncurrent portions) consisted of $641,000 for facility lease settlements, $310,000 for employee severance benefits and $79,000 for other contractual liabilities.

9.  GEOGRAPHIC SEGMENT INFORMATION

     Financial information segregated by major geographic area is summarized as follows:

                                                  Years Ended June 30,
                                          ------------------------------------
(IN THOUSANDS)                              1996           1995        1994
                                          --------      ---------      -----
Revenues:
  United States ...................         $9,937       $9,516       $ 8,126
  Canada ..........................          4,421        3,564         2,785
                                           -------      -------       -------
     Consolidated .................        $14,358      $13,080       $10,911
                                           -------      -------       -------
                                           -------      -------       -------
Net income (loss):
  United States ...................          ($587)    ($15,122)     ($17,494)
  Canada ..........................              -           28           (59)
                                           -------      -------        -------
     Consolidated .................          ($587)    ($15,094)     ($17,553)
                                           -------      -------        -------
                                           -------      -------        -------

                                                             June 30,
                                          ------------------------------------
(IN THOUSANDS)                              1996             1995       1994
                                          --------        ---------     -----
Identifiable assets:
  United States ....................     $   9,316       $ 18,143    $ 33,316
  Canada ...........................         1,412          1,364       1,004
  Intercompany eliminations ........          (617)          (738)       (330)
                                           -------        -------     -------
     Consolidated ..................      $ 10,111       $ 18,769    $ 33,990
                                           -------        -------     -------
                                           -------        -------     -------

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is an analysis of certain items in the consolidated statements of operations by quarter for 1996 and 1995:



CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:                                                                1996
                                               -------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                               --------------        --------------        -------------        --------------
Revenues ...................................           $4,194               $ 4,295              $ 3,139               $ 2,730
Cost of goods sold .........................            3,147                 2,933                2,097                 2,217
Research and development ...................              312                   274                  197                   235
Asset valuation and restructuring
   charges (reversal) ......................                -                     -               (1,550)                    -
Selling, general, administrative and other .            1,351                 1,363                1,285                 1,325
                                                       ------               -------              -------               -------
Income (loss) before extraordinary gain ....             (616)                 (275)               1,110                (1,047)
Extraordinary gain on early extinguishment
   of debt .................................                -                     -                  241                    -
                                                       ------               -------              -------               -------
Net income (loss) ..........................            ($616)                ($275)              $1,351               ($1,047)
                                                       ------               -------              -------               -------
                                                       ------               -------              -------               -------
Net income (loss) per share:
   Before extraordinary gain ...............           ($0.07)               ($0.03)               $0.12                ($0.11)
   Extraordinary gain ......................                -                     -                 0.03                     -
                                                       ------               -------              -------               -------
   Net income (loss) .......................           ($0.07)               ($0.03)               $0.15                ($0.11)
                                                       ------               -------              -------               -------
                                                       ------               -------              -------               -------


                                                                                1995
                                               -------------------------------------------------------------------------------
                                               First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                               --------------        --------------        -------------        --------------
Revenues ..................................            $ 2,861              $ 3,265              $ 3,938              $ 3,016
Cost of goods sold ........................              2,313                2,442                3,021                2,377
Research and development ..................              1,183                1,141                1,086                1,073
Asset valuation and restructuring charges .                  -                    -                    -                6,000
Selling, general, administrative and other.              1,822                1,725                1,983                2,008
                                                        ------               -------              -------               -----

Net loss ..................................            ($2,457)             ($2,043)             ($2,152)             ($8,442)
                                                        ------               -------              -------               -----
                                                        ------               -------              -------               -----
Net loss per common share .................             ($0.28)              ($0.23)              ($0.24)              ($0.96)
                                                        ------               -------              -------               -----
                                                        ------               -------              -------               -----

11.  SUBSEQUENT EVENTS

     On September 27, 1996, the Company sold 1,040,000 unregistered shares of common stock in a Regulation D offering. Net proceeds realized from the equity offering totaled $1,119,000 after placement agent fees and expenses and Company expenses totaling $181,000. In connection with the offering, the Company also issued a warrant to purchase 156,000 shares of its common stock at $2.00 per share to the placement agent. The Company agreed to register the shares of the offering and warrant within nine months under the Securities Act of 1933. On September 27, 1996, pursuant to a lease settlement agreement dated August 8, 1996, between the Company and its financing company, the Company paid $880,000 and returned certain leased equipment with a net book value of $308,000 to the financing company as final satisfaction of its capital lease obligation under rental schedule No. 1, as discussed in Note 4(b).

The following table sets forth the unaudited consolidated pro forma summary balance sheet giving effect to the transactions described above, as if they had occurred on June 30, 1996:


                                                                                (Unaudited)        (Unaudited)
                                                           Consolidated          Pro Forma         Consolidated
(IN THOUSANDS)                                              Historical          Adjustments         Pro Forma
                                                           ------------         -----------        ------------
ASSETS:
   Current assets .........................                   $  7,019            $  289            $  7,308
   Property and equipment, net ............                        998              (308)                690
   Other noncurrent assets ................                      2,094                 -               2,094
                                                               -------            -------           --------
      Total assets ........................                    $10,111              ($19)            $10,092
                                                               -------            -------           --------
                                                               -------            -------           --------
LIABILITIES AND STOCKHOLDERS' INVESTMENT:
   Current liabilities ....................                   $  7,327           ($1,138)           $  6,189
   Noncurrent liabilities .................                        311                 -                 311
   Stockholders' investment ...............                      2,473             1,119               3,592
                                                               -------            -------           --------
      Total liabilities and stockholders'
       investment .........................                    $10,111              ($19)            $10,092
                                                               -------            -------           --------
                                                               -------            -------           --------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  of EcoScience Corporation:


     We have audited the accompanying balance sheets of EcoScience Corporation (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoScience Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                         Arthur Andersen LLP



Roseland, New Jersey
September 6, 1996 (except for
the matters discussed in Notes 4 and 11, as to which the date is October 5, 1996)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------------------------------------------------------------------------------
     Not applicable.

                                   PART III
-------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------
     The information required by this item, in addition to that set forth above in Part I under the caption "Executive Officers of the Registrant" is set forth in the section entitled "Election of Directors" contained in the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") in connection with the Company's 1996 Annual Meeting of Stockholders to be held on November 7, 1996, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

     Remuneration of directors and officers and information related thereto is included in the section entitled "Executive Compensation" contained in the Proxy Statement and such information is incorporated herein by reference, except for information contained under the captions "Report of the Compensation Committee" and "Performance Graph", which shall not be deemed incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

     Security ownership of management and certain beneficial owners and information related thereto is included in the section entitled "Security Ownership of Beneficial Owners and Management" contained in the Proxy Statement and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

     Transactions with management and related parties and information related thereto is included in the section entitled "Certain Transactions" contained in the Proxy Statement and such information is incorporated herein by reference.

                                    PART IV
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)(1) The following consolidated financial statements of the Company and its subsidiaries for the years ended June 30, 1996, 1995 and 1994, are included at the pages indicated below:
                                                                           Page
                                                                           ----
       Consolidated Balance Sheets.......................................... 28
       -As of June 30, 1996 and 1995

       Consolidated Statements of Operations................................ 29
       -For the Years Ended June 30, 1996, 1995 and 1994

       Consolidated Statements of Changes in Stockholders' Investment....... 30
       -For the Years Ended June 30, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows................................ 31
       -For the Years Ended June 30, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements........................... 32

       Report of Independent Accountants.................................... 52

(a)(2) There are no consolidated financial statement schedules required to be presented herein:

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or
                                  ------------------------------------
       are not applicable, and therefore have been omitted.

(a)(3) The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit                        Exhibit
Number                         Description
-------   ---------------------------------------------------------------------
 3.1 Restated Certificate of Incorporation of the Registrant dated June 29, 1988 [incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992].

 3.2      By-Laws of the Registrant [incorporated by reference to Exhibit
          3.2 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 4.1 Specimen Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

Exhibit                     Exhibit
Number                    Description
-------   --------------------------------------------------------------------
 10.1* Registrant's 1991 Stock Option Plan, As Amended [incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.2* Registrant's 1988 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.3* Form of Non-Statutory Stock Option Agreement [incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.4 Common Stock Purchase Warrant between the Registrant and Copley Partners 2, L.P., dated December 6, 1989, as amended [incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

 10.5 8% Convertible Preferred Stock Purchase Agreement between the Registrant and the other parties named therein, dated June 29, 1988, amended and restated on December 6, 1989, and amended June 7, 1991 and July 30, 1991[incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.6 Preferred Stock Purchase Agreement between the Registrant and the other parties named therein, dated June 7, 1991, and amended as of July 30, 1991 [incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.7     Series B Preferred Stock Purchase Agreement between the
          Registrant and the other parties named therein, dated July 30, 1991, and amended on October 31, 1991 [incorporated by reference to Exhibit
          10.7 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.8 Common Stock Warrant between the Registrant and E. Andrews Grinstead III, dated May 22, 1991, as amended [incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

 10.9 Common Stock Purchase Warrant between the Registrant and Burns McClellan, Inc., dated May 28, 1991 [incorporated by reference to
          Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit                           Exhibit
Number                         Description
-------   --------------------------------------------------------------------

 10.10    Common Stock Purchase Warrant between the Registrant and E.
          Andrews Grinstead, III, dated June 7, 1991, as amended [incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

 10.11    Common Stock Purchase Warrant between the Registrant and
          Ray A. Goldberg, dated June 7, 1991, as amended [incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

 10.12    Common Stock Purchase Warrant between the Registrant and
          Richard E. Lyng, dated June 7, 1991, as amended [incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

 10.13 Warrant to Purchase Shares of Common Stock by and between the Registrant and Oppenheimer & Co., Inc., dated October 31, 1991 [incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.14 Letter Agreement between the Registrant and Dr. and Mrs. Meir Broza, dated November 4, 1991 [incorporated by reference to Exhibit
          10.19 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.15    Assignment of Patent Rights, dated November 7, 1991
          [incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.16    Option to Purchase Common Stock between the Registrant and Dr.
          Meir Broza, dated November 4, 1991 [incorporated by reference to
          Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].


 10.17 Warrant Purchase Agreement between the Registrant and Dominion Ventures, Inc., dated November 26, 1991 [incorporated by reference to
          Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.18    Master Lease Agreement between the Registrant and Dominion
          Ventures, Inc., dated November 26, 1991 [incorporated by reference to
          Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

Exhibit                          Exhibit
Number                         Description
-------   ---------------------------------------------------------------------

 10.19*   Non-Statutory Stock Option Agreement between the Registrant and
          Haim B. Gunner, dated as of July 25, 1991 [incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.20 Cooperative Research and Development Agreement between the Registrant and the United States Department of Agriculture, dated July 10, 1990 [incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

 10.21 Product Development and License Agreement between the Registrant and The Terminix International Company, L.P., dated as of June 3, 1992, with certain confidential material omitted [incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992].

 10.22    Agreement and Plan of Reorganization dated as of November 18,
          1992, among the Registrant, Agro Dynamics, Inc., Eco Acquisition Corporation and the Stockholders named therein [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration Statement No. 33-58540].

10.23     Sublicense Agreement between the Registrant, J.R. Brooks &
          Sons., Inc. and Seald-Sweet Growers, Inc., dated as of June 23, 1993, with certain confidential material omitted [incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

10.24 Agreement between Agro Dynamics, Inc. and Grodania A/S with certain confidential material omitted [incorporated by reference to
          Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

10.25     Lease between the Registrant and Worcester Business
          Development Corporation, dated as of May 28, 1993 [incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

10.26     Form of Warrant issued to Directors of the Registrant
          [incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

10.27 Massachusetts Biotechnology Research Park Space Lease between the Registrant and Worcester Business Development Corporation, dated as of September 25, 1992 [incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].



 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit                          Exhibit
Number                         Description
-------   -------------------------------------------------------------------

 10.28 Asset Purchase Agreement, dated as of March 2, 1994, by and among the Registrant, American Machinery Corporation and Aeroglide Corporation [incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, Registration Statement No. 33-83184].

 10.29 Master Equipment Lease Agreement, dated as of June 7, 1994, between the Registrant and Financing For Science International, Inc. [incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994].

 10.30 Loan Agreement dated as of October 28, 1994 by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc. and Silicon Valley Bank [incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994].

 10.31 Sublease Agreement dated as of November 1, 1994, between the Registrant and Hybridon, Inc. [incorporated by reference to
          Exhibit 10.32 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.32    Marketing and Distribution Agreement dated as of May 15,
          1995 between Registrant and Rhone-Poulenc Agrichimie. [incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.33 Distribution Agreement dated as of August 1, 1995, by and among Agro Dynamics, Inc., Aweta, BV and Autoline. [incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.34 Distributorship Agreement dated as of September 25, 1995, between Agro Dynamics, Inc. and H. Hoogendoorn Automation B.V. [incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].


 10.35    Partial Lease Termination Agreement for Massachusetts
          Biotechnology Research Park Space dated as of September 19, 1995, between the Registrant and Worcester Business Development Corporation. [incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].


 10.36 Lease Termination Agreement dated as of September 29, 1995, between the Registrant and Worcester Business Development Corporation. [incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

Exhibit                          Exhibit
Number                         Description
-------   ---------------------------------------------------------------------

 10.37 Amendment of Sublease dated as of October 11, 1995, between the Registrant and Hybridon, Inc. [incorporated by reference to
          Exhibit 10.38 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.38 Loan Modification Agreement dated as of October 5, 1995, by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank. [incorporated by reference to Exhibit
          10.39 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.39 Agreement dated as of October 11, 1995 modifying the Master Equipment Lease between the Registrant and Financing For Science International, Inc. [incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended June 30, 1995].

 10.40 Lease Termination Agreement dated as of January 11, 1996 between the Registrant and Worcester Business Development Corporation [incorporated by reference to Exhibit 10.41 to the Registrant's Current Report on Form 8-K dated January 16, 1996].

 10.41 Debt Settlement Agreement dated as of February 20, 1996, by and among the Registrant, EcoScience Produce Systems Corp., Aeroglide Corporation of Florida and Aeroglide Corporation [incorporated by reference to Exhibit 10.42 to the Registrant's Current Report on Form 8-K dated March 20, 1996].

 10.42 Loan Modification Agreement dated as of July 5, 1996, by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank [filed herewith].

 10.43 Loan Modification Agreement dated as of September 5, 1996, by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank [filed herewith].

 10.44 Loan Modification Agreement dated as of October 5, 1996, by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank [filed herewith].

 10.45 Private Placement Memorandum dated September 20, 1996 for Offering of Registrants's Common Stock [filed herewith].

 10.46    Common Stock Warrant between the Registrant and Taglich
          Brothers, D'Amadeo, Wagner & Company, Incorporated [filed herewith].

 10.47 Master Equipment Lease Settlement Agreement dated as of August 8, 1996, between the Registrant and Financing For Science International, Inc. [filed herewith].

Exhibit                          Exhibit
Number                         Description
-------   -------------------------------------------------------------------

 10.48 Common Stock Warrant between the Registrant and Aeroglide Corporation [filed herewith].

 10.49 Form of Stock Purchase Agreement dated September 25, 1996, by and among EcoScience Corporation, Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated, and other entities [filed herewith].

 21       Subsidiaries of the Registrant [filed herewith].

 23       Consent of Arthur Andersen LLP [filed herewith].

 24 Powers of Attorney of officers and directors of the Company [included in the signature page filed on October 14, 1996].

 27 Financial Data Schedule for the Fiscal Year Ended June 30, 1996 [filed herewith]


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1996.

Note: [NONE OF THE EXHIBITS LISTED IN THE FOREGOING INDEX IS INCLUDED WITH THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1996. A COPY OF THESE EXHIBITS MAY BE OBTAINED WITHOUT CHARGE BY WRITING TO HAROLD A. JOANNIDI, ECOSCIENCE CORPORATION, 10 ALVIN COURT, EAST BRUNSWICK, NEW JERSEY 08816.]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of East Brunswick, the State of New Jersey, on October 14, 1996.


                                      ECOSCIENCE CORPORATION


                                      By: /s/ Michael A. DeGiglio
                                          ----------------------------
                                          Michael A. DeGiglio
                                          President and Chief Executive Officer



                                 POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below on this report hereby constitutes and appoints Michael A. DeGiglio and Kenneth S. Boger, and each of them with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits hereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                          Date
----                           -----                          ----



/s/ Michael A. DeGiglio       President and Chief Executive   October 14, 1996
---------------------------   Officer
Michael A. DeGiglio


/s/ Harold A. Joannidi        Treasurer, Secretary and        October 14, 1996
---------------------------   Corporate Controller
Harold A. Joannidi



/s/ Kenneth S. Boger          Director                        October 14, 1996
---------------------------
Kenneth S. Boger

/s/ E. Andrews Grinstead III  Director                        October 14, 1996
----------------------------
E. Andrews Grinstead III



/s/ Larry M. Nouvel           Director                        October 14, 1996
------------------------
Larry M. Nouvel



/s/ David J. Ryan             Chairman of the Board           October 14, 1996
------------------------
David J. Ryan



/s/ Heinz K. Wehner           Director                         October 14, 1996
------------------------
Heinz K. Wehner