Form 10-Q
period 1996-09-30
ECOSCIENCE CORP/DE
filed 1996-11-14
CIK 882259

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                            -----------------------------

                                      FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: SEPTEMBER 30, 1996     Commission File Number:  0-19746
                   ------------------                              -------

                                ECOSCIENCE CORPORATION
                                ----------------------
                (Exact name of registrant as specified in its charter)


                                       DELAWARE
                                       --------
             (State or other jurisdiction incorporation or organization)


                                      04-2912632
                                      ----------
                         (I.R.S. Employer Identification No.)

                   10 ALVIN COURT, EAST BRUNSWICK, NEW JERSEY 08816
                   ------------------------------------------------
             (Address of principal executive offices, including zip code)


                                     908-432-8200
                                     ------------
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X   NO
                                  ------   ------



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 11, 1996
            -----                               --------------------------------

Common Stock, par value $.01 per share                     10,382,177

Total Number of Sequentially Numbered Pages: 18       Exhibit Index on Page: 17

                                ECOSCIENCE CORPORATION

                              INDEX TO QUARTERLY REPORT

                                     ON FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                           PAGE
                                                                           ----

PART I. - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements:

                   Consolidated Balance Sheets -

                       September 30, 1996 and June 30, 1996                3


                   Consolidated Statements of Operations -

                       Three Months Ended September 30, 1996  and 1995      4


                   Consolidated Statements of Cash Flows -

                       Three Months Ended September 30, 1996 and 1995      5


                   Notes to Consolidated Financial Statements            6 - 9



         Item 2.  Management's Discussion and Analysis of Financial

                       Condition and Results of Operations               10 - 14



PART II. - OTHER INFORMATION                                              15


SIGNATURES                                                                 16

                                ECOSCIENCE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                                        September 30,  June 30,
                                                            1996         1996
                                                         (UNAUDITED)
                      ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . .   $    358     $    734
  Short-term investments. . . . . . . . . . . . . . . .        702          700
  Restricted cash, cash equivalents and short-term
    investments . . . . . . . . . . . . . . . . . . . .      1,205        1,205
  Accounts receivable, less reserves of $131 at
    September 30, 1996 and $118 at June 30, 1996. . . .      1,702        1,552
  Interest receivable . . . . . . . . . . . . . . . . .         33           32
  Inventories . . . . . . . . . . . . . . . . . . . . .      2,288        2,001
  Other current assets. . . . . . . . . . . . . . . . .        520          795
                                                           --------    ---------
    Total current assets. . . . . . . . . . . . . . . .      6,808        7,019
                                                           --------    ---------

Property and equipment, net . . . . . . . . . . . . . .        642          998
Intangible assets, net. . . . . . . . . . . . . . . . .      1,898        1,949
Other noncurrent assets . . . . . . . . . . . . . . . .        138          145
                                                           --------    ---------

    Total assets. . . . . . . . . . . . . . . . . . . .   $  9,486     $ 10,111
                                                           --------    ---------
                                                           --------    ---------

        LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:

  Current maturities of noncurrent liabilities. . . . .   $  1,051     $  2,441
  Accounts payable. . . . . . . . . . . . . . . . . . .      2,583        2,347
  Accrued restructuring costs . . . . . . . . . . . . .        674          730
  Accrued expenses and other current liabilities. . . .      1,396        1,809
                                                           --------    ---------
    Total current liabilities . . . . . . . . . . . . .      5,704        7,327
                                                           --------    ---------

Noncurrent liabilities:

  Long-term debt and capital leases, less current
    maturities. . . . . . . . . . . . . . . . . . . . .          9           11
  Other long-term liabilities . . . . . . . . . . . . .        300          300
                                                           --------    ---------
    Total noncurrent liabilities. . . . . . . . . . . .        309          311
                                                           --------    ---------

Commitments and contingencies . . . . . . . . . . . . .          -            -

Stockholders' investment:

  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued and outstanding . . . . . .          -            -
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 10,382,177 and 9,342,177 shares issued
    and outstanding at September 30, 1996 and
    June 30, 1996, respectively . . . . . . . . . . . .        104           93
  Additional paid-in capital. . . . . . . . . . . . . .     57,186       56,077
  Accumulated deficit . . . . . . . . . . . . . . . . .    (53,818)     (53,697)
  Unrealized gain on short-term investments . . . . . .          1            -
                                                           --------    ---------
    Total stockholders' investment. . . . . . . . . . .      3,473       2,473
                                                           --------    ---------
    Total liabilities and stockholders' investment. . .   $  9,486    $ 10,111
                                                           --------    ---------
                                                           --------    ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                ECOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)


                                                Three months ended September 30,
                                                --------------------------------
                                                      1996           1995
                                                --------------- ----------------
                                                           (Unaudited)

Product sales . . . . . . . . . . . . . . . . .  $    4,508    $      4,095
                                                  -----------   -------------

Cost of goods sold. . . . . . . . . . . . . . .       3,405           3,147
                                                  -----------   -------------

Gross profit. . . . . . . . . . . . . . . . . .       1,103             948
                                                  -----------   -------------

Operating expenses:
    Research and development. . . . . . . . . .         128             312
    Selling and marketing . . . . . . . . . . .         578             594
    General and administrative. . . . . . . . .         545             505
    Reversal of restructuring charge. . . . . .         (77)              -
    Other . . . . . . . . . . . . . . . . . . .          17              (4)
                                                  -----------   -------------
          Total operating expenses. . . . . . .       1,191           1,407
                                                  -----------   -------------

Operating loss. . . . . . . . . . . . . . . . .         (88)           (459)
                                                  -----------   -------------

Other income (expense):
    Research, development, licensing
        fees and other income . . . . . . . . .           7              19
    Investment income . . . . . . . . . . . . .          34              80
    Interest and other expense. . . . . . . . .         (74)           (256)
                                                  -----------   -------------
          Total other expense . . . . . . . . .         (33)           (157)
                                                  -----------   -------------

Net loss. . . . . . . . . . . . . . . . . . . .  $     (121)   $       (616)
                                                  -----------   -------------
                                                  -----------   -------------

Net loss per common share . . . . . . . . . . .  $    (0.01)   $      (0.07)
                                                  -----------   -------------
                                                  -----------   -------------

Weighted average number of common
     shares outstanding . . . . . . . . . . . .       9,387           8,842
                                                  -----------   -------------
                                                  -----------   -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                ECOSCIENCE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                      Three  Months Ended
                                                         September 30,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------
                                                          (Unaudited)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . .   $    (121)     $     (616)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
       Depreciation and amortization. . . . . .          98             166
       Loss on sale of  investments . . . . . .           -              10
       Gain on sale of property and equipment .           -              (1)
       Reversal of restructuring charges. . . .         (77)            -
       Foreign exchange loss (gain) . . . . . .           7             (19)
       Changes in current assets and liabilities:
         Accounts and interest receivable . . .        (150)           (763)
         Inventories. . . . . . . . . . . . . .        (287)           (358)
         Other current assets . . . . . . . . .         275              13
         Accounts payable and accrued expenses.        (184)            848
         Accrued restructuring costs. . . . . .         (56)           (875)
                                                  ---------      ----------

    Net cash used for operating activities. . .        (495)         (1,595)
                                                  ---------      ----------

Cash flows from investing activities:
    Purchases of property and equipment . . . .         (19)            (49)
    Proceeds from sale of short-term
       investments. . . . . . . . . . . . . . .           -           3,349
    Decrease in other noncurrent assets . . . .           7               4
                                                  ---------      ----------

       Net cash (used for) provided by
         investing activities . . . . . . . . .         (12)          3,304
                                                  ---------      ----------

Cash flows from financing activities:
    Proceeds from issuance of stock . . . . . .       1,119               1
    Proceeds from long-term debt. . . . . . . .           -              11
    Payments on long-term debt and capital leases      (988)           (454)
                                                  ---------      ----------
    Net cash provided by (used for) financing
       activities . . . . . . . . . . . . . . .         131            (442)

Effect of exchange rate changes on cash . . . .           -              (4)
                                                  ---------      ----------
(Decrease) increase in cash and cash equivalents       (376)          1,263

Cash and cash equivalents at beginning of period        734             561
                                                  ---------      ----------
Cash and cash equivalents at end of period  . .   $     358      $    1,824
                                                  ---------      ----------
                                                  ---------      ----------

Total unrestricted and restricted cash, cash
  equivalents and short-term investments at
  end of period . . . . . . . . . . . . . . . .   $   2,265      $    5,791
                                                  ---------      ----------
                                                  ---------      ----------


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
    Interest. . . . . . . . . . . . . . . . . .   $      88      $      241
    Income taxes. . . . . . . . . . . . . . . .          11              17

Non-cash investing and financing activities:
    Disposition of equipment under capital lease        308               -
    Termination of capital lease obligation . .      (1,248)              -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                ECOSCIENCE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1996


                                     (Unaudited)


1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics
     Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the development and commercialization of natural pest control products, naturally derived coatings to preserve food quality and extend the shelf life of fruits and vegetables, and the marketing and distribution of advanced technologies, products, growing systems and services for the intensive farming, horticulture and produce packing industries. The Company derives a major portion of its revenues from the sale of growing medium products to the North American intensive farming and horticulture industries, and sorting, grading and packing equipment to the produce packing industry, and to a lesser extent from the sale of postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

     The Company historically has devoted substantially all of its efforts toward new product research and development, and the manufacture, marketing and distribution of products developed, acquired or licensed.
     Substantially all revenues generated by the Company prior to the acquisition of AGRO were from collaborative research and development arrangements and investment income. The Company introduced its first two products, the Bio-Path-Registered Trademark- Cockroach Control Chamber and Nature Seal-Registered Trademark-, in June 1993. In March 1995, the Company began marketing its third product, Bio-SaveTM PostHarvest BioProtectant. In August 1995, the Company introduced its fourth product, Bio-BlastTM Biological Termiticide. The Company is subject to a number of risks similar to those of other companies in similar stages of development, including dependence on key individuals, competition from other products and companies, the necessity to develop, register, and manufacture commercially usable products, the ability to achieve profitable operations and the need to raise additional funds through public or private debt or equity financing. The Company has ceased production of the first generation Bio-Path Cockroach Control Chamber. The Company has completed formulation of a second generation product, which has not yet received EPA approval, and is seeking contractors for reduced cost toll manufacturing. The Company is currently seeking partners to market the second generation product.

     The Company believes its cash and short-term investments as of September 30, 1996, together with the proceeds from the equity offering and funds available under its existing or potential replacement revolving line of credit, along with revenues from product sales will be sufficient to finance the Company's working capital needs for at least the next twelve months. At such time, the Company may need to raise additional funds through public or private debt or equity financing, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company is continuing to explore potential mergers, joint ventures, and various other strategic options, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended September 30, 1996 contain certain reclassifications to conform with the current year basis of presentation.

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


3.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:


                                                    September 30,     June 30,
                                                       1996             1996
                                                     ---------       ---------
     (IN THOUSANDS)


     Raw materials. . . . . . . . . . . . . .        $    324        $    226
     Work in process. . . . . . . . . . . . .              -               -
     Finished goods . . . . . . . . . . . . .           1,964           1,775
                                                     --------        --------
                                                     $  2,288        $  2,001
                                                     --------        --------
                                                     --------        --------



     Work in process and finished goods include material, labor and manufacturing overhead.

4.   DEBT AND LEASES

     On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease was accounted for as a capital lease obligation. The lease bore interest at an effective rate of approximately 14% and had been payable in monthly installments of principal and interest of approximately $88,000 over 50 months. In October 1995, the Company made an advance payment of approximately $1,135,000, which satisfied the total amount of the obligation outstanding under rental schedule No. 2 to the lease. The Company continued to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1 to the lease, until the remaining obligation was fully satisfied on September 27, 1996, with the proceeds from an equity offering described in Note 5. Pursuant to a lease settlement agreement dated August 8, 1996, between the Company and the financing company, the Company paid $880,000 to satisfy the remaining capital lease obligation under rental schedule No. 1 of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the financing company on September 27, 1996, which resulted in a reversal of restructuring charge of $77,000. The Company reclassified $880,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1996.

     On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.25% at September 30, 1996) plus 1.5% and are secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

     On July 5, 1996, September 5, 1996 and October 5, 1996, the Company and the bank entered into three amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to December 15, 1996 on the same terms, and any principal amounts outstanding, together with accrued interest thereon, are due on December 15, 1996. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, financial covenants and extension of the repayment and expiration dates of the credit agreement. In addition, the Company has received term sheets from financial institutions to replace the existing revolving line of credit with a proposed credit facility structure that meets the Company's requirements for the foreseeable future. The Company believes that it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement in fiscal 1997.

5.   STOCKHOLDERS' INVESTMENT

     On September 27, 1996, the Company sold 1,040,000 unregistered shares of common stock in a Regulation D offering. Net proceeds realized from the equity offering totaled $1,119,000 after placement agent fees and expenses and Company expenses totaling $181,000. In connection with the offering, the Company also issued a warrant to purchase 156,000 shares of its common stock at $2.00 per share to the placement agent. The Company agreed to register the shares of the offering and the warrant within nine months of the offering date under the Securities Act of 1933.

                                ECOSCIENCE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is a marketing, sales and product development company servicing the needs of the agricultural specialties markets and professional pest control operators ("PCO"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing equipment to produce packers, (iii) equipment, coatings and disease control products, including all natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) unique biological pest control products to PCO. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

The Company serves the specialty agriculture market through its subsidiaries:
AGRO and EPSC. On November 18, 1992, EcoScience acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company that designs and markets products and growing systems for the North American horticulture industry. AGRO also sells technologically advanced products and services for intensive farming. On May 24, 1994, the Company acquired certain assets and liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based business that provides postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its existing activities in those markets. EcoScience sells to PCO through marketing collaborations with Terminix International Company L.P. ("Terminix") and Maruwa Biochemical Co., Ltd. ("Maruwa Biochemical").

The Company's primary products are (i) advanced growing systems based on Stonewool-Registered Trademark- manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing equipment manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V., (iv) PacRite-Registered Trademark- and Indian River Gold TM coatings manufactured by EPSC, (v) the Bio-SaveTM PostHarvest BioProtectant line of products and (vi) the Bio-BlastTM Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.


RESULTS OF OPERATIONS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996 VS.
                        THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's product sales increased $413,000 or 10% to $4,508,000 for the three months ended September 30, 1996 from $4,095,000 for the same period in 1995. These increases were due to the increases in product sales by AGRO of $231,000, EPSC of $122,000 and EcoScience of $60,000.

The following table sets forth the Company's product sales by operating company for the three months ended September 30, 1996 and 1995:

                                                     Three Months Ended
                                                        September 30,
                                              ----------------------------------

                                                1996        1995      Increase
                                                ----        ----      --------
(IN THOUSANDS)


 AGRO . . . . . . . . . . . . . . . .         $ 3,815     $ 3,584     $   231
 EPSC . . . . . . . . . . . . . . . .             592         470         122
 EcoScience . . . . . . . . . . . . .             101          41          60
                                              -------     -------     -------
     Consolidated . . . . . . . . . .         $ 4,508     $ 4,095     $   413
                                              -------     -------     -------
                                              -------     -------     -------

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. The sale of products under the distribution agreement with Grodania accounted for 33% and 39% of the Company's total product sales for the three months ended September 30, 1996 and 1995, respectively. AGRO is also the exclusive distributor of sophisticated sorting, grading and packing equipment, manufactured by Aweta B.V., a Netherlands based company, to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The sale of products and equipment under this distribution agreement accounted for 28% and 39% of total product sales for the three months ended September 30, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under the Grodania distribution agreement, and sorting, grading and packing equipment under the Aweta distribution agreement, the Company believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however could cause a delay in filling orders as well as a possible loss of sales, which would adversely affect operating results. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1997.

Cost of goods sold increased $258,000 or 8% to $3,405,000 for the three months ended September 30, 1996 from $3,147,000 for the same period in 1995 due primarily to the increases in AGRO's and EcoScience's cost of goods sold of $245,000 and $17,000, respectively, offset by a $4,000 decrease in EPSC's cost of goods sold. AGRO's and EcoScience's increases in cost of goods sold resulted primarily from increases in sales volume.

Gross profit on product sales increased $155,000 or 16% to $1,103,000 for the three months ended September 30, 1996 from $948,000 for the same period in 1995, while gross profit percentage on product sales increased to 25% for the three months ended September 30, 1996 from 23% for the same period in 1995, due primarily to EcoScience's and EPSC's reduced product costs.

Research and development expenses decreased $184,000 or 59% to $128,000 for the three months ended September 30, 1996 from $312,000 for the same period in 1995 due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-SaveTM PostHarvest BioProtectant, Bio-BlastTM Biological Termiticide and other select programs in fiscal 1997.


Selling and marketing expenses decreased $16,000 or 3% to $578,000 for the three months ended September 30, 1996 from $594,000 for the same period in 1995 due primarily to a decrease in EPSC's selling and marketing expenses of $71,000 and an increase of $53,000 at

AGRO. The decrease in EPSC's selling and marketing expenses for the three months ended September 30, 1996 was primarily attributable to the continued reduction of selling and marketing department personnel and related costs. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support higher product sales.

General and administrative expenses increased $40,000 or 8% to $545,000 for the three months ended September 30, 1996 from $505,000 for the same period in 1995 due primarily to the increase in EcoScience's general and administrative expenses of $91,000, which was partially offset by a decrease in such expenses for AGRO and EPSC of $11,000 and $40,000, respectively. The increase in EcoScience's general and administrative expenses in the three months ended September 30, 1996 was primarily attributable to personnel and related costs, and professional expenses. The decrease in EPSC's general and administrative expenses was primarily attributable to personnel and related costs.

In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the financing company, which resulted in a reversal of restructuring charge of $77,000.

Operating loss decreased $371,000 or 81% to $88,000 for the three months ended September 30, 1996 as compared to an operating loss of $459,000 for the same period in 1995. The reduction in operating loss resulted from a $155,000 increase in gross profit and a $216,000 reduction of total operating expenses in the three months ended September 30, 1996 as compared to the same period in 1995.

Other income/expense decreased $124,000 or 79% to $33,000 net expense in the three months ended September 30, 1996 as compared to $157,000 net expense for the same period in 1995. The decrease was primarily attributable to (i) a reduction in interest and other expenses of $182,000 or 71% to $74,000, due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the three months ended September 30, 1996 as compared to the same period in 1995, and (ii) a decrease in investment income of $46,000, resulting from a decline in the average funds available for investment for the three months ended September 30, 1996 as compared to the same period in 1995.

The Company's net loss decreased $495,000, 80% or $0.06 per share to $121,000 or $0.01 per share for the three months ended September 30, 1996 as compared to a net loss of $616,000 or $0.07 per share for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company's cash expenditures have exceeded its revenues. The Company's operations have been funded through public and private placements of its equity securities, bank loans and lease financing, revenues from product sales, licensing, collaborative research and development arrangements, and investment income. In conjunction with the asset valuation and restructuring charges recorded in 1995, the Company implemented and substantially completed in fiscal 1996 a program to reduce its operating losses and to conserve its cash resources for use in the Company's operating businesses. This restructuring program has significantly reduced research and development and general and administrative costs from historical levels. In the three months ended September 30, 1996, the Company funded $56,000 of accrued restructuring costs that had been recorded in 1994 and 1995. The funded amount consisted of $38,000 related to employee severance benefits and $18,000 related to other contractual liabilities. The balance of accrued restructuring costs, $974,000 (total current and noncurrent portions), as of September 30, 1996, is expected to be funded in 1997 and beyond. The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing, and marketing of Bio-Blast and Bio-Save products. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines at AGRO. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

Cash and cash equivalents were $358,000 at September 30, 1996, compared to $734,000 at June 30, 1996. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $2,265,000, compared to $2,639,000 at June 30, 1996. Cash flows used for operating activities totaled $495,000 and are principally represented by (i) an increase in accounts and interest receivable of $150,000; (ii) an increase in inventory of $287,000; (iii) a decrease in accounts payable and accrued expenses of $184,000; partially offset by a decrease in other current assets of $275,000. Cash flows provided by financing activities totaled $131,000 in the three months ended September 30, 1996, which consisted principally of proceeds from issuance of common stock of $1,119,000 and payments of $988,000 on debt and capital leases. Cash flows used for investment activities for the three months ended September 30, 1996 totaled $12,000. The Company's working capital and current ratio were $1,104,000 and
1.2 to 1, respectively, at September 30, 1996, compared to ($308,000) and 0.9 to 1, respectively, at June 30, 1996.

On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,00 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease was accounted for as a capital lease obligation. The lease bore interest at an effective rate of approximately 14% and had been payable in monthly installments of principal and interest of approximately $88,000 over 50 months. In October 1995, the Company made an advance payment of approximately $1,135,000, which satisfied the total amount of the obligation outstanding under rental schedule No. 2 to the lease. The Company continued to make the remaining monthly payments of approximately $55,000 under rental schedule No. 1 to the lease, until the remaining obligation was fully satisfied on September 27, 1996, with the proceeds from an equity offering described in Note 5. Pursuant to a lease settlement agreement dated August 8, 1996, between the Company and the financing company, the Company paid $880,000 to satisfy the remaining capital lease obligation under rental schedule No. 1 of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the financing company on September 27, 1996, which resulted in a reversal of restructuring charge of $77,000. The Company reclassified $880,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1996.

On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.25% at September 30, 1996) plus 1.5% and are secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

On July 5, 1996, September 5, 1996 and October 5, 1996, the Company and the bank entered into three amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to December 15, 1996 on the same terms, and any principal amounts outstanding, together with accrued interest thereon, are due on December 15, 1996. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, financial covenants and extension of the repayment and expiration dates of the credit agreement. In addition, the Company has received term sheets from financial institutions to replace the existing revolving line of credit with a proposed credit facility structure that meets the Company's requirements for the foreseeable future. The Company believes that it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement in fiscal 1997.

On September 27, 1996, the Company sold 1,040,000 unregistered shares of common stock in a Regulation D offering. Net proceeds realized from the equity offering totaled $1,119,000 after placement agent fees and expenses and Company expenses totaling $181,000. On September 27, 1996, pursuant to a lease settlement agreement dated August 8, 1996, between the Company and its financing company, the Company paid $880,000 and returned certain leased equipment with a net book value of $308,000 to the financing Company as final satisfaction of its capital lease obligation under rental schedule No. 1, as discussed in Note 4 to the Company's consolidated financial statements.

The Company plans to finance the cash needs discussed above principally with existing cash reserves, represented by approximately $358,000 of unrestricted cash and cash equivalents, $702,000 of short-term investments and $1,205,000 of restricted cash, cash equivalents and short-term investments as of September 30, 1996. The Company believes that such cash reserves, along with revenues from product sales, and funds available under the extended or potentially modified revolving line of credit or replacement financing arrangement, as discussed above, will be sufficient throughout the next 12 months to finance the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness. The Company may need to raise additional funds to finance its ongoing operations after September 30, 1997, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company is continuing to explore potential mergers, joint ventures, and various other strategic options, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

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

                             PART II.  OTHER INFORMATION




ITEM 1.        LEGAL PROCEEDINGS

               None


ITEM 2.        CHANGES IN SECURITIES

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting of Stockholders was held on November 7, 1996. Three directors were elected for the class of directors whose terms expire in 1999.

               The tabulation of votes with respect to the election of the directors is as follows:

                                           Total Vote For  Total Vote Withheld
                                            Each Director  From Each Director
                                            -------------  ------------------

               Kenneth S. Boger               4,989,032          95,781
               E. Andrews Grinstead III       4,986,582          98,231
               Heinz K. Wehner                4,821,823         262,990

ITEM 5.        OTHER INFORMATION

                    a. At the November 7, 1996 Board of Directors' meeting, the Board appointed Michael A. DeGiglio, the Company's President and Chief Executive Officer, to a Director position on the Board, which fills a vacancy.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    a.   EXHIBITS

                         (1) Exhibit 27 -- Financial Data Schedule as of and
                                           for the Three Months Ended
                                           September 30, 1996.

                    b.   REPORTS ON FORM 8-K

                         None

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ECOSCIENCE CORPORATION



Date: November 13, 1996                 By: /s/Michael A. Degiglio
                                           -----------------------
                                            Michael A. DeGiglio
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)



Date: November 13, 1996                 By: /s/Harold A. Joannidi
                                           ----------------------
                                            Harold A. Joannidi
                                            Treasurer & Secretary
                                            (Principal Financial & Accounting
                                            Officer)

                                ECOSCIENCE CORPORATION

                                    EXHIBIT INDEX



Exhibit No.       Description of Exhibit                                Page No.
-----------       ----------------------                                --------

    27            Financial Data Schedule as of and for the                18
                  Three Months Ended September 30, 1996