Form 10-Q
period 1996-12-31
ECOSCIENCE CORP/DE
filed 1997-02-13
CIK 882259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 1996             Commission File Number: 0-19746
                   -----------------                                     -------

                             EcoScience Corporation
                             ----------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   04-2912632
                                   ----------
                      (I.R.S. Employer Identification No.)

                10 Alvin Court, East Brunswick, New Jersey 08816
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                              YES  |X|   NO  |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at February 11, 1997
            -----                               --------------------------------
Common Stock, par value $.01 per share                     10,382,177

Total Number of Sequentially Numbered Pages: 19     Exhibit Index on Page: 18

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                                          Page
                                                                          ----
Part I. - Financial Information

      Item 1.  Consolidated Financial Statements:

               Consolidated Balance Sheets -

                  December 31, 1996 and June 30, 1996                        3

               Consolidated Statements of Operations -

                  Three and Six Months Ended December 31, 1996  and 1995     4

               Consolidated Statements of Cash Flows -

                   Six Months Ended December 31, 1996 and 1995               5

               Notes to Consolidated Financial Statements                 6 - 8

      Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                     9 - 15

Part II. - Other Information                                                16

Signatures                                                                  17

                             ECOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                          December 31,  June 30,
                                                              1996        1996
                                                          ------------  --------
                                                           (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................  $    875   $    734
  Short-term investments .................................        25        700
  Restricted cash, cash equivalents and short-term
    investments ..........................................       761      1,205
  Accounts receivable, less reserves of $154 at
    December 31, 1996 and $118 at June 30, 1996 ..........     4,639      1,552
  Interest receivable ....................................        23         32
  Inventories ............................................     1,695      2,001
  Other current assets ...................................       762        795
                                                            --------   --------
    Total current assets .................................     8,780      7,019
                                                            --------   --------
Property and equipment, net ..............................       611        998
Intangible assets, net ...................................     1,847      1,949
Other noncurrent assets ..................................       130        145
                                                            --------   --------
    Total assets .........................................  $ 11,368   $ 10,111
                                                            ========   ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
  Current maturities of noncurrent liabilities ...........  $  1,051   $  2,441
  Accounts payable .......................................     3,784      2,347
  Accrued restructuring costs ............................       633        730
  Accrued expenses and other current liabilities .........     1,752      1,809
                                                            --------   --------
    Total current liabilities ............................     7,220      7,327
                                                            --------   --------
Noncurrent liabilities:
  Long-term debt, less current maturities ................         6         11
  Other long-term liabilities ............................       300        300
                                                            --------   --------

    Total noncurrent liabilities .........................       306        311
                                                            --------   --------

Commitments and contingencies ............................      --         --

Stockholders' investment:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized; none issued and outstanding .......      --         --
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 10,382,177 and 9,342,177 shares issued
    and outstanding at December 31, 1996 and June 30,
    1996, respectively ...................................       104         93
  Additional paid-in capital .............................    57,185     56,077
  Accumulated deficit ....................................   (53,447)   (53,697)
                                                            --------   --------
    Total stockholders' investment .......................     3,842      2,473
                                                            --------   --------
    Total liabilities and stockholders' investment .......  $ 11,368   $ 10,111
                                                            ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                           Three months          Six months
                                         ended December 31,   ended December 31,
                                        -------------------  -------------------
                                          1996       1995      1996      1995
                                        --------   --------  --------  --------
                                            (Unaudited)          (Unaudited)

Product sales ........................  $  7,753   $  4,262  $ 12,261  $  8,357

Cost of goods sold ...................     6,049      2,933     9,454     6,080
                                        --------   --------  --------  --------

Gross profit .........................     1,704      1,329     2,807     2,277
                                        --------   --------  --------  --------

Operating expenses:
  Research and development ...........       153        274       281       586
  Selling and marketing ..............       632        669     1,210     1,263
  General and administrative .........       523        622     1,085     1,123
  Reversal of restructuring charge ...      --         --         (77)     --
                                        --------   --------  --------  --------
    Total operating expenses .........     1,308      1,565     2,499     2,972
                                        --------   --------  --------  --------

Operating income (loss) ..............       396       (236)      308      (695)
                                        --------   --------  --------  --------

Other income (expense):
  Research, development, licensing
    fees and other income ............      --          106         7       125
  Investment income ..................        21         52        55       132
  Interest and other expense .........       (46)      (197)     (120)     (453)
                                        --------   --------  --------  --------
    Total other expense ..............       (25)       (39)      (58)     (196)
                                        --------   --------  --------  --------

Net income (loss) ....................  $    371   $   (275) $    250  $   (891)
                                        ========   ========  ========  ========

Net income (loss) per common share ...  $   0.04   $  (0.03) $   0.03  $  (0.10)
                                        ========   ========  ========  ========

Weighted average number of common and
  common equivalent shares outstanding    10,460      8,842     9,968     8,842
                                        ========   ========  ========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Six Months Ended
                                                               December 31,
                                                           ---------------------
                                                             1996        1995
                                                           -------    -------
                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss) .....................................  $   250    $  (891)
  Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
      Depreciation and amortization .....................      195        334
      (Gain) loss on sale of  investments ...............       (2)        56
      Gain on sale of property and equipment ............     --          (74)
      Gain on settlement of accounts payable ............     --          (51)
      Reversal of restructuring charge ..................      (77)      --
      Foreign exchange loss (gain) ......................        3        (11)
      Changes in current assets and liabilities:
        Accounts and interest receivable ................   (3,078)    (1,087)
        Inventories .....................................      306       (393)
        Other current assets ............................       33        297
        Accounts payable and accrued expenses ...........    1,376         31
        Accrued restructuring costs .....................      (97)    (1,117)
                                                           -------    -------
    Net cash used for operating activities ..............   (1,091)    (2,906)
                                                           -------    -------

Cash flows from investing activities:
   Purchases of property and equipment ..................      (34)       (64)
   Proceeds from sale of property and equipment .........     --          366
   Effect of settlement of capital leases on
     assets under capital leases ........................     --        2,936
   Proceeds from sale of short-term investments .........      677      6,131
   Proceeds from release of restricted cash .............      444       --
   Decrease in other noncurrent assets ..................       15         50
                                                           -------    -------
    Net cash provided by investing activities ...........    1,102      9,419
                                                           -------    -------

Cash flows from financing activities:
   Proceeds from issuance of stock ......................    1,119          1
   Proceeds from long-term debt .........................     --            9
   Effect of settlement of capital leases
     on capital lease obligations .......................     --       (3,500)
   Payments on long-term debt and capital leases ........     (990)    (1,790)
                                                           -------    -------
    Net cash provided by (used for) financing
      activities ........................................      129     (5,280)

Effect of exchange rate changes on cash .................        1          7
                                                           -------    -------
Increase in cash and cash equivalents ...................      141      1,240

Cash and cash equivalents at beginning of period ........      734        561
                                                           -------    -------
Cash and cash equivalents at end of period ..............  $   875    $ 1,801
                                                           =======    =======
Total unrestricted and restricted cash, cash
  equivalents and short-term investments at
  end of period .........................................  $ 1,661    $ 2,954
                                                           =======    =======
Supplemental cash flow information
Cash paid for:
   Interest .............................................  $   133    $   461
   Income taxes .........................................       11          7

Non-cash investing and financing activities:
   Disposition of equipment under capital lease .........      308      2,936
   Termination of capital lease obligation ..............   (1,248)    (3,500)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Unaudited)

1. OPERATIONS

   EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the development and commercialization of natural pest control products, naturally derived coatings to preserve food quality and extend the shelf life of fruits and vegetables, and the marketing and distribution of advanced technologies, products, growing systems and services for the intensive farming, horticulture and produce packing industries. The Company derives a major portion of its revenues from the AGRO and EPSC operations through the sale of growing medium products to the North American intensive farming and horticulture industries, sorting, grading and packing equipment to the produce packing industry, and postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

   Prior to the acquisition of AGRO in November 1992 and EPSC in May 1994, substantially all revenues generated by the Company were from collaborative research and development arrangements and investment income. During this period, the Company had devoted substantially all of its efforts toward new product research and development, and commercialization of certain products. The Company is subject to a number of risks similar to those of other companies in similar stages of development, including dependence on key individuals, competition from other products and companies, the necessity to develop, register, and manufacture commercially usable products, the ability to achieve profitable operations and the need to raise additional funds through public or private debt or equity financing.

   The Company believes its unrestricted and restricted cash, cash equivalents and short-term investments as of December 31, 1996, and funds available under its existing or potential replacement revolving line of credit, along with revenues from product sales will be sufficient to finance the Company's working capital needs for at least the next twelve months. At such time, the Company may need to raise additional funds through public or private debt or equity financing; although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company continues to explore various strategic options aimed at enhancing stockholder value and improving the long-term commercial viability of the Company.

2. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six month periods ended December 31, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

   The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and six months ended December 31, 1996 contain certain reclassifications to conform with the current year basis of presentation.

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

3. INVENTORIES

   Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                December 31,    June 30,
                                                   1996           1996
                                                ------------    --------
     (In thousands)
     Raw materials ..........................     $  250         $  226
     Work in process ........................        --             --
     Finished goods .........................      1,445          1,775
                                                  ------         ------
                                                  $1,695         $2,001
                                                  ======         ======

   Work in process and finished goods include material, labor and manufacturing overhead.

4. DEBT

   On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.25% at December 31, 1996) plus 1.5% and are secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

   On July 5, September 5, October 5 and December 15, 1996, the Company and the bank entered into four amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to February 15, 1997 on the same terms, and any principal amount outstanding, together with accrued interest thereon, are due on February 15, 1997. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, modification of financial covenants, and extension of the repayment and expiration dates of the credit agreement. In addition, the Company has received a non-binding term sheet from the bank to replace the existing revolving line of credit with a proposed credit facility structure, terms of which are favorable regarding those the Company sought to negotiate. The Company believes this proposed credit facility in combination with unrestricted and restricted cash, cash equivalents and short-term investments and revenues from product sales, will meet its operational funding requirements for at least the next twelve months. The Company believes that in fiscal 1997 it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement.

5. NET INCOME (LOSS) PER COMMON SHARE

   The net income per common share for the three and six months ended December 31, 1996 is computed based on the weighted average number of common and common equivalent shares outstanding.

   The net loss per common share for the three and six months ended December 31, 1995 is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in these per share calculations as the effect of their inclusion would be anti-dilutive.

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a marketing, sales and product development company servicing the needs of the agricultural specialties markets and professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing equipment to produce packers, (iii) equipment, coatings and disease control products, including all natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) unique biological pest control products to PCOs. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

The Company serves the specialty agriculture market through its subsidiaries:
AGRO and EPSC. In November 1992, EcoScience acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company that designs, markets and distributes advanced technologies, products, growing systems and services to the North American intensive farming, horticulture and produce packing industries. In May 1994, the Company acquired certain assets and liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based business that provides postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with its existing activities in those markets. EcoScience sells to PCOs through a marketing collaboration with Terminix International Company L.P. ("Terminix"). Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa Biochemical Co., Ltd. and Shinto Paint Co., Ltd. for biological products in Japan.

The Company's primary products are (i) advanced growing systems based on Stonewool(R) manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing equipment manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V., (iv) PacRite(R) and Indian River GoldTM coatings manufactured by EPSC, (v) the Bio-SaveTM PostHarvest BioProtectant line of products and (vi) the Bio-BlastTM Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

RESULTS OF OPERATIONS

                    Three Months Ended December 31, 1996 vs.
                      Three Months Ended December 31, 1995

The Company's product sales increased $3,491,000 or 82% to $7,753,000 for the three months ended December 31, 1996 from $4,262,000 for the same period in 1995. These increases were due to the increases in product sales by AGRO of $3,580,000 and EPSC of $30,000, partially offset by a decrease in product sales by EcoScience of $119,000.

The following table sets forth the Company's product sales by operating company for the three months ended December 31, 1996 and 1995:

                                      Three Months Ended
                                          December 31,
                                --------------------------------
                                                       Increase
                                1996         1995     (Decrease)
                                ----         ----     ----------
(In thousands)

AGRO .....................     $6,899        $3,319      $3,580
EPSC .....................        853           823          30
EcoScience ...............          1           120        (119)
                               ------        ------      ------
   Consolidated ..........     $7,753        $4,262      $3,491
                               ======        ======      ======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. In addition, AGRO is the exclusive distributor of sophisticated sorting, grading and packing equipment, manufactured by Aweta B.V., a Netherlands based company, to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1997.

The Company's biological product sales for the three months ended December 31, 1996 were $77,000 as compared to $123,000 for the three months ended December 31, 1995, a decrease of $46,000 due primarily to the following: (i) at EcoScience Bio-Blast Biological Termiticide sales increased $1,000 for the three months ended December 31, 1996 versus the same period last fiscal year, (ii) at EcoScience Bio-Path(R) Cockroach Control Chamber sales were $120,000 for the three months ended December 31, 1995 versus nil for the same period this fiscal year, as the remaining balance of inventory of this product was shipped last fiscal year, and (iii) at EPSC Bio-Save PostHarvest BioProtectant sales increased $73,000 for the three months ended December 31, 1996 versus the same period last fiscal year, representing broader market exposure and customer acceptance.

Cost of goods sold increased $3,116,000 or 106% to $6,049,000 for the three months ended December 31, 1996 from $2,933,000 for the same period in 1995 due primarily to the increases in AGRO's cost of goods sold of $3,114,000. AGRO's increase in cost of goods sold resulted primarily from increased sales volume.

Gross profit on product sales increased $375,000 or 28% to $1,704,000 for the three months ended December 31, 1996 from $1,329,000 for the same period in 1995, while gross profit margin on product sales decreased to 22% for the three months ended December 31, 1996 from 31% for the same period in 1995, due primarily to AGRO's change in product mix, lower margin on sales to achieve greater market penetration and competitive factors.

Research and development expenses decreased $121,000 or 44% to $153,000 for the three months ended December 31, 1996 from $274,000 for the same period in 1995 due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-SaveTM PostHarvest BioProtectant, Bio-BlastTM Biological Termiticide and other select programs in fiscal 1997.

Selling and marketing expenses decreased $37,000 or 6% to $632,000 for the three months ended December 31, 1996 from $669,000 for the same period in 1995 due primarily to a decrease in EPSC's selling and marketing expenses of $95,000 and an increase of $56,000 at AGRO. The decrease in EPSC's selling and marketing expenses for the three months ended December 31, 1996 was primarily attributable to the continued reduction of selling and marketing department personnel and related costs. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support higher product sales.

General and administrative expenses decreased $99,000 or 16% to $523,000 for the three months ended December 31, 1996 from $622,000 for the same period in 1995 due primarily to a decrease in such expenses by EcoScience and EPSC of $95,000 and $37,000, respectively, partially offset by an increase in AGRO's expenses of $33,000. The decrease in EcoScience and EPSC's general and administrative expenses for the three months ended December 31, 1996 was primarily attributable to reductions of personnel and related costs and professional expenses. The increase in AGRO's general and administrative expenses was primarily attributable to higher personnel and related costs to support increased business activity.

Operating income increased $632,000 to $396,000 for the three months ended December 31, 1996 as compared to an operating loss of $236,000 for the same period in 1995. The increase in operating income resulted from a $375,000 increase in gross profit and a $257,000 reduction of total operating expenses for the three months ended December 31, 1996 as compared to the same period in 1995.

Other income/expense decreased $14,000 or 36% to $25,000 net expense in the three months ended December 31, 1996 as compared to $39,000 net expense for the same period in 1995. The decrease was primarily attributable to a reduction in interest and other expenses of $151,000 or 77% to $46,000, due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the three months ended December 31, 1996 as compared to the same period in 1995, offset by (i) a decrease in investment income of $31,000 resulting from a decline in the average funds available for investment for the three months ended December 31, 1996 as compared to the same period in 1995 and (ii) a $74,000 gain on sale of property and equipment and a $51,000 gain on settlements of accounts payable recorded in the three months ended December 31, 1995.

The Company's net income increased $646,000 or $0.07 per share to $371,000 or $0.04 per share for the three months ended December 31, 1996 as compared to a net loss of ($275,000) or ($0.03) per share for the same period in 1995.

                     Six Months Ended December 31, 1996 vs.
                       Six Months Ended December 31, 1995

The Company's product sales increased $3,904,000 or 47% to $12,261,000 for the six months ended December 31, 1996 from $8,357,000 for the same period in 1995. These increases were due to the increases in product sales by AGRO of $3,811,000 and EPSC of $152,000, partially offset by a decrease in product sales by EcoScience of $59,000.

The following table sets forth the Company's product sales by operating company for the six months ended December 31, 1996 and 1995:

                                       Six Months Ended
                                          December 31,
                                --------------------------------
                                                       Increase
                                1996         1995     (Decrease)
                                ----         ----     ----------
(In thousands)

AGRO .....................    $10,714        $6,903      $3,811
EPSC .....................      1,445         1,293         152
EcoScience ...............        102           161         (59)
                              -------        ------      ------
   Consolidated ..........    $12,261        $8,357      $3,904
                              =======        ======      ======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. In addition, AGRO is the exclusive distributor of sophisticated sorting, grading and packing equipment, manufactured by Aweta B.V., a Netherlands based company, to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1997.

The Company's biological product sales for the six months ended December 31, 1996 were $278,000 as compared to $168,000 for the six months ended December 31, 1995, an increase of $110,000 due primarily to the following: (i) at EcoScience Bio-Blast Biological Termiticide sales increased $63,000 for the six months ended December 31, 1996 versus the same period last fiscal year, (ii) at EcoScience Bio-Path Cockroach Control Chamber sales were $123,000 for the six months ended December 31, 1995 versus nil for the same period this fiscal year, as the remaining balance of inventory of this product was shipped last fiscal year, and (iii) at EPSC Bio-Save PostHarvest BioProtectant sales increased $170,000 for the six months ended December 31, 1996 versus the same period last fiscal year, representing broader market exposure and customer acceptance.

Cost of goods sold increased $3,374,000 or 56% to $9,454,000 for the six months ended December 31, 1996 from $6,080,000 for the same period in 1995 due primarily to the increase in AGRO's cost of goods sold of $3,358,000. AGRO's increase in cost of goods sold resulted primarily from increased sales volume.

Gross profit on product sales increased $530,000 or 23% to $2,807,000 for the six months ended December 31, 1996 from $2,277,000 for the same period in 1995, while gross profit margin on product sales decreased to 23% for the six months ended December 31, 1996 from 27% for the same period in 1995, due primarily to AGRO's change in product mix, lower margin on sales to achieve greater market penetration and competitive factors.

Research and development expenses decreased $305,000 or 52% to $281,000 for the six months ended December 31, 1996 from $586,000 for the same period in 1995 due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1997.

Selling and marketing expenses decreased $53,000 or 4% to $1,210,000 for the six months ended December 31, 1996 from $1,263,000 for the same period in 1995 due primarily to a decrease in EPSC's selling and marketing expenses of $165,000 and an increase of $109,000 at AGRO. The decrease in EPSC's selling and marketing expenses for the six months ended December 31, 1996 was primarily attributable to the continued reduction of selling and marketing department personnel and related costs. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support higher product sales.

General and administrative expenses decreased $38,000 or 3% to $1,085,000 for the six months ended December 31, 1996 from $1,123,000 for the same period in 1995 due primarily to the decrease in EPSC's general and administrative expenses of $77,000, which was partially offset by an increase in such expenses at AGRO of $43,000. The decrease in EPCS's general and administrative expenses in the six months ended December 31, 1996 was primarily attributable to reductions in personnel and related costs, and professional expenses. The increase in AGRO's general and administrative expenses was primarily attributable to higher personnel and related costs to support increased business activity.

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

Operating income increased $1,003,000 to $308,000 for the six months ended December 31, 1996 as compared to an operating loss of $695,000 for the same period in 1995. The increase in operating income resulted from a $530,000 increase in gross profit and a $473,000 reduction of total operating expenses in the six months ended December 31, 1996 as compared to the same period in 1995.

Other income/expense decreased $138,000 or 70% to $58,000 net expense in the six months ended December 31, 1996 as compared to $196,000 net expense for the same period in 1995. The decrease was primarily attributable to a reduction in interest and other expenses of $333,000 or 74% to $120,000, due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the six months ended December 31, 1996 as compared to the same period in 1995; partially offset by
(i) a decrease in investment income of $77,000 resulting from a decline in the average funds available for investment for the six months ended December 31, 1996 as compared to the same period in 1995 and (ii) a $74,000 gain on sale of property and equipment and a $51,000 gain on settlements of accounts payable recorded in the six months ended December 31, 1995.

The Company's net income increased $1,141,000 or $0.13 per share to $250,000 or $0.03 per share for the six months ended December 31, 1996 as compared to a net loss of ($891,000) or ($0.10) per share for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company's cash expenditures have exceeded its revenues. The Company's operations have been funded through public and private placements of its equity securities, bank loans and lease financing, revenues from product sales, licensing, collaborative research and development arrangements, and investment income. In conjunction with the asset valuation and restructuring charges recorded in 1995, the Company implemented and substantially completed in fiscal 1996 a program to reduce its operating losses and to conserve its cash resources for use in the Company's operating businesses. This restructuring program has significantly reduced research and development and general and administrative costs from historical levels. In the six months ended December 31, 1996, the Company funded $97,000 of accrued restructuring costs that had been recorded in 1994 and 1995. The funded amount consisted of $75,000 related to employee severance benefits and $22,000 related to other contractual liabilities. The balance of accrued restructuring costs, $933,000 (total current and noncurrent portions), as of December 31, 1996, is expected to be funded in 1997 and beyond. The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing, and marketing of Bio-Blast and Bio-Save. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines at AGRO. The Company may also use cash to acquire technology, products or companies that support the growth strategy of the Company.

Cash and cash equivalents were $875,000 at December 31, 1996, compared to $734,000 at June 30, 1996. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $1,661,000 compared to $2,639,000 at June 30, 1996. Cash flows used for operating activities totaled $1,091,000 for the six months ended December 31, 1996 and are principally represented by an increase in accounts and interest receivable of $3,078,000 resulting from a $3,245,000 increase in product sales in the three months ended December 31, 1996 as compared to the three months ended September 30, 1996 and is partially offset by
(i) an increase in accounts payable and accrued expenses of $1,376,000 due to increased business activity, (ii) a decrease in inventory of $306,000 and (iii) net income of $250,000. Cash flows provided by financing activities totaled $129,000 for the six months ended December 31, 1996, which consisted principally of proceeds from the issuance of common stock of $1,119,000 and was partially offset by payments of $990,000 on debt and capital leases. Cash flows provided by investment activities for the six months ended December 31, 1996 totaled $1,102,000, principally represented by (i) proceeds from sale of short-term investments of $677,000 and (ii) proceeds from the reduction of restricted cash of $444,000. The Company's working capital and current ratio were $1,560,000 and
1.2 to 1, respectively, at December 31, 1996, compared to ($308,000) and 0.9 to 1, respectively, at June 30, 1996.

On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.25% at December 31, 1996) plus 1.5% and are secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

On July 5, September 5, October 5 and December 15, 1996, the Company and the bank entered into four amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to February 15, 1997 on the same terms, and any principal amount outstanding, together with accrued interest thereon, are due on February 15, 1997. The Company is currently negotiating with the bank certain modifications to the terms of the revolving line of credit which include, but are not limited to, an increase in the borrowing capacity, elimination of the cash collateral coverage requirement, modification of financial covenants, and extension of the repayment and expiration dates of the credit agreement. In addition, the Company has received a non-binding term sheet from the bank to replace the existing revolving line of credit with a proposed credit facility structure, terms of which are favorable regarding those the Company sought to negotiate. The Company believes that in fiscal 1997 it will obtain either a modification and extension to the existing revolving line of credit agreement or secure another financing arrangement which has terms no less favorable than those contained in the current revolving line of credit agreement.

On December 31, 1996, a letter of credit collateralized by a $425,000 certificate of deposit expired and accordingly, the certificate of deposit which had been classified as a restricted cash equivalent, was reclassified as an unrestricted cash equivalent.

The Company plans to fund its operations principally with existing cash reserves, represented by approximately $875,000 of unrestricted cash and cash equivalents, $25,000 of short-term investments and $761,000 of restricted cash, cash equivalents and short-term investments as of December 31, 1996. The Company believes that such cash reserves, along with revenues from product sales, and funds available under the extended or potentially modified revolving line of credit or replacement financing arrangement, as discussed above, will be sufficient to finance the Company's working capital needs for the next twelve months. The Company may need to raise additional funds to finance its ongoing operations after December 31, 1997, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company continues to explore various strategic options aimed at enhancing stockholder value and improving long-term commercial viability of the Company.

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

Item 5.     Other Information

            a. At the November 7, 1996 Board of Directors' meeting, the Board appointed Michael A. DeGiglio, the Company's President and Chief Executive Officer, to a Director position on the Board, filling a vacancy.

Item 6.     Exhibits and Reports on Form 8-K

            a. Exhibits

               1) Exhibit 27 - Financial Data Schedule as of and for the Six
                  Months Ended December 31, 1996

            b. Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECOSCIENCE CORPORATION

Date: February 12, 1997           By: /s/Michael A. DeGiglio
                                      -----------------------------
                                      Michael A. DeGiglio
                                      President & Chief Executive Officer
                                      (Principal Executive Officer)


Date: February 12, 1997           By: /s/Harold A. Joannidi
                                      -----------------------------
                                      Harold A. Joannidi
                                      Treasurer & Secretary
                                      (Principal Financial & Accounting Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX

Exhibit No.     Description of Exhibit                                  Page No.
-----------     ----------------------                                  --------
    27          Financial Data Schedule as of and for the                 19
                Six Months Ended December 31, 1996