Form 10-Q
period 1997-03-31
ECOSCIENCE CORP/DE
filed 1997-05-15
CIK 882259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended: March 31, 1997      Commission File Number: 0-19746
                     --------------                              -------

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

                                   YES  X  NO ___
                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at May 12, 1997
            -----                                 ---------------------------

Common Stock, par value $.01 per share                     10,392,177

Total Number of Sequentially Numbered Pages: 96     Exhibit Index on Page: 20

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                           Page
                                                                           ----

Part I. - Financial Information

     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets -

                    March 31, 1997 and June 30, 1996                         3

               Consolidated Statements of Operations -

                    Three and Nine Months Ended March 31, 1997 and 1996      4

               Consolidated Statements of Cash Flows -

                    Nine Months Ended March 31, 1997 and 1996                5

               Notes to Consolidated Financial Statements                  6 - 8

     Item 2.   Management's Discussion and Analysis of Financial

                    Condition and Results of Operations                   9 - 16

Part II. - Other Information                                             17 - 18

Signatures                                                                  19

                             ECOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                            March 31,   June 30,
                                                              1997        1996
                                                            ---------   --------
                                                           (Unaudited)

              ASSETS

Current assets:

   Cash and cash equivalents ...............................  $ 1,089   $   734
   Short-term investments ..................................       25       700
   Restricted cash, cash equivalents and
        short-term investments .............................      749     1,205
   Accounts receivable, less reserves of $164 at
        March 31, 1997 and $118 at June 30, 1996 ...........    2,350     1,552
   Interest receivable .....................................        1        32
   Inventories .............................................    2,128     2,001
   Other current assets ....................................      959       795
                                                              -------   -------
        Total current assets ...............................    7,301     7,019
                                                              -------   -------

Property and equipment, net ................................      599       998
Intangible assets, net .....................................    1,796     1,949
Other noncurrent assets ....................................      220       145
                                                              -------   -------
        Total assets........................................  $ 9,916   $10,111
                                                              =======   =======

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:

    Current maturities of noncurrent liabilities ........... $  1,051   $ 2,441
    Accounts payable .......................................    2,487     2,347
    Accrued restructuring costs ............................      573       730
    Accrued expenses and other current liabilities .........    1,962     1,809
                                                              -------   -------

        Total current liabilities ..........................    6,073     7,327
                                                              -------   -------

Noncurrent liabilities:

    Long-term debt, less current maturities ................        3        11
    Other long-term liabilities ............................      300       300
                                                              -------   -------

        Total noncurrent liabilities .......................      303       311
                                                              -------   -------

Commitments and contingencies ..............................        -         -

Stockholders' investment:

    Preferred stock, $.01 par value, 1,000,000 shares
        authorized; none issued and outstanding ............        -         -
    Common stock, $.01 par value, 25,000,000 shares
        authorized; 10,392,177 and 9,342,177 shares issued
        and outstanding at March 31, 1997 and June 30, 1996,
        respectively .......................................      104        93
    Additional paid-in capital .............................   57,194    56,077
    Accumulated deficit ....................................  (53,758)  (53,697)
                                                              -------   -------

        Total stockholders' investment .....................    3,540     2,473
                                                              -------   -------

        Total liabilities and stockholders' investment .....  $ 9,916   $10,111
                                                              =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                    Three months ended March 31,        Nine months ended March 31,
                                                    ---------------------------         ---------------------------
                                                       1997              1996             1997              1996
                                                     --------          --------          --------         ---------
                                                             (Unaudited)                        (Unaudited)

Product sales ....................................   $  3,633          $  3,097          $ 15,894         $  11,454

Cost of goods sold ...............................      2,608             2,097            12,062             8,177
                                                     --------          --------          --------         ---------
Gross profit .....................................      1,025             1,000             3,832             3,277
                                                     --------          --------          --------         ---------

Operating expenses:
    Research and development .....................        128               197               409               782
    Selling and marketing ........................        657               659             1,867             1,922
    General and administrative ...................        542               541             1,627             1,665
    Reversal of restructuring charge .............         --            (1,550)              (77)           (1,550)
                                                     --------          --------          --------         ---------
          Total operating expenses ...............      1,327              (153)            3,826             2,819
                                                     --------          --------          --------         ---------

Operating income (loss) ..........................       (302)            1,153                 6               458
                                                     --------          --------          --------         ---------

Other income (expense):
    Research, development, licensing
        fees and other income ....................         --                --                 7               125
    Investment income ............................         25                42                80               174
    Interest and other expense ...................        (34)              (85)             (154)             (538)
                                                     --------          --------          --------         ---------
          Total other expense ....................         (9)              (43)              (67)             (239)
                                                     --------          --------          --------         ---------

Net income (loss) before extraordinary gain ......       (311)            1,110               (61)              219
Extraordinary gain on early extinguishment of debt         --               241                --               241
                                                     --------          --------          --------         ---------

Net income (loss) ................................   $   (311)         $  1,351          $    (61)        $     460
                                                     ========          ========          ========         =========

Net income (loss) per common share:
Income (loss) before extraordinay item ...........   $  (0.03)         $   0.12          $  (0.01)        $    0.02
Extraordinary gain ...............................         --              0.03                --              0.03
                                                     --------          --------          --------         ---------
Net income (loss) ................................   $  (0.03)         $   0.15          $  (0.01)        $    0.05
                                                     ========          ========          ========         =========

Weighted average number of common and
     common equivalent shares outstanding ........     10,386             9,303            10,049             9,020
                                                     ========          ========          ========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Nine Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                                1997     1996
                                                                             -------    -------
                                                                                 (Unaudited)

Cash flows from operating activities:
    Net income (loss) ....................................................   $   (61)   $   460
    Adjustments to reconcile net income (loss) to
        net cash used for operating activities:
              Depreciation and amortization ..............................       286        466
              (Gain) loss on sale of  investments ........................        (2)        58
              Gain on sale of property and equipment .....................      --          (74)
              Gain on settlement of accounts payable .....................      --          (51)
              Gain on early extinguishment of debt .......................      --         (241)
              Reversal of restructuring charge ...........................       (77)    (1,550)
              Foreign exchange (gain) ....................................       (24)       (12)
              Changes in current assets and liabilities:
                    Accounts and interest receivable .....................      (767)       473
                    Inventories ..........................................      (127)      (313)
                    Other current assets .................................      (164)       273
                    Accounts payable and accrued expenses ................       318     (1,120)
                    Accrued restructuring costs ..........................      (157)    (1,112)
                                                                             -------    -------
           Net cash used for operating activities ........................      (775)    (2,743)
                                                                             -------    -------
Cash flows from investing activities:
       Purchases of property and equipment ...............................       (62)       (71)
       Proceeds from sale of property and equipment ......................      --          368
       Purchases of restricted cash equivalents and short-term investments      --         (705)
       Proceeds from sale of short-term investments ......................       677      6,159
       Proceeds from release of restricted cash ..........................       456       --
       (Increase ) decrease in other noncurrent assets ...................       (75)        60
                                                                             -------    -------
          Net cash provided by investing activities ......................       996      5,811
                                                                             -------    -------

Cash flows from financing activities:
       Proceeds from issuance of stock ...................................     1,128          1
       Proceeds from long-term debt ......................................      --            7
       Payments on long-term debt and capital leases .....................      (993)    (2,776)
                                                                             -------    -------
          Net cash provided by (used for) financing activities ...........       135     (2,768)
Effect of exchange rate changes on cash ..................................        (1)         6
                                                                             -------    -------
Increase in cash and cash equivalents ....................................       355        306
Cash and cash equivalents at beginning of period .........................       734        481
                                                                             -------    -------

Cash and cash equivalents at end of period ...............................   $ 1,089    $   787
                                                                             =======    =======
Total unrestricted and restricted cash, cash equivalents
     and short-term investments at end of period .........................   $ 1,863    $ 2,693
                                                                             =======    =======
Supplemental Cash Flow Information
Cash paid for:
       Interest ..........................................................   $   166    $   548
       Income taxes ......................................................        15          7

Non-cash investing and financing activities:
       Disposition of equipment under capital lease ......................       308       --
       Disposition of manufacturing facility under capital lease .........      --        2,936
       Termination of capital lease obligations ..........................    (1,248)    (5,550)
       Issuance of common stock in connection with the termination
             of facility lease obligation ................................      --          500

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (Unaudited)

1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the development and commercialization of natural pest control products, naturally derived coatings to preserve food quality and extend the shelf life of fruits and vegetables, and the marketing and distribution of advanced technologies, products, growing systems and services for the intensive farming, horticulture and produce packing industries. The Company derives a major portion of its revenues from the AGRO and EPSC operations through the sale of growing medium products to the North American intensive farming and horticulture industries, sorting, grading and packing systems to the produce packing industry, and postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

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

     The Company believes its unrestricted and restricted cash, cash equivalents and short-term investments as of March 31, 1997, and funds available under its new revolving line of credit (see Note 4), along with revenues from product sales will be sufficient to finance the Company's working capital needs for at least the next twelve months. At such time, the Company may need to raise additional funds through public or private debt or equity financing; although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company continues to explore various strategic options aimed at enhancing stockholder value and improving the long-term commercial viability of the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1996, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and nine months ended March 31, 1997 contain certain reclassifications to conform with the current year basis of presentation.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement, for its year ending June 30, 1998.

3.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                  March 31,     June 30,
                                                    1997          1996
                                                  ---------     --------
     (In thousands)

     Raw materials .........................       $   346       $   226
     Work in process .......................            --            --
     Finished good .........................         1,782         1,775
                                                   -------       -------
                                                   $ 2,128       $ 2,001
                                                   =======       =======

     Work in process and finished goods include material, labor and manufacturing overhead.

4.   DEBT

     On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.50% at March 31, 1997) plus 1.5% and are secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

     From July 5, 1996 to February 15, 1997, the Company and the bank entered into a series of five amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to March 15, 1997 on the same terms, and any principal amount outstanding, together with accrued interest thereon, were due on March 15, 1997. On April 28, 1997, the Company and the bank amended the existing revolving line of credit agreement and merged it into a new, expanded revolving line of credit, under which EcoScience and subsidiaries may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount outstanding against accounts receivable. Funds borrowed under the new revolving line of credit bear interest at a rate of prime plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principle is due on April 27, 1998, subject to automatic renewal, as provided. The revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000. In addition, the new line of credit eliminates certain provisions under the old line of credit: (i) elimination of the cash collateral requirement, the balance of which was $749,000 at March 31, 1997; (ii) elimination of the 67% cash collateral coverage requirement on additional borrowings and (iii) elimination of the $1,000,000 minimum cash balance requirement. The Company believes this proposed credit facility in combination with unrestricted and restricted cash, cash equivalents and short-term investments and revenues from product sales, will meet its operational funding requirements for at least the next twelve months.

5.   NET INCOME (LOSS) PER COMMON SHARE

     The net loss per common share for the three and nine months ended March 31, 1997 is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in these per share calculations as the effect of their inclusion would be anti-dilutive.

     The net income per common share for the three and nine months ended March 31, 1996 is computed based on the weighted average number of common and common equivalent shares outstanding.

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a marketing, sales and product development company servicing the needs of the agricultural specialties markets and professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) unique biological pest control products to PCOs. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

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

The Company's primary products are (i) advanced growing systems based on Stonewool(R) manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing systems manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V., (iv) PacRite(R) and Indian River GoldTM coatings manufactured by EPSC, (v) Bio-SaveTM PostHarvest BioProtectant line of products and (vi) Bio-BlastTM Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

RESULTS OF OPERATIONS

                      Three Months Ended March 31, 1997 vs.
                        Three Months Ended March 31, 1996

The Company's product sales increased $536,000 or 17% to $3,633,000 for the three months ended March 31, 1997 from $3,097,000 for the same period in 1996. This increase was due to the increases in product sales by AGRO of $588,000 and EcoScience of $53,000, partially offset by a decrease in product sales by EPSC of $105,000.

The following table sets forth the Company's product sales by operating company for the three months ended March 31, 1997 and 1996:

                                                   Three Months Ended
                                                        March 31,
                                        ---------------------------------------
                                                                    Increase
                                             1997         1996     (Decrease)
                                             ----         ----     ----------

(In thousands)

AGRO ..............................        $ 2,643     $ 2,055      $   588
EPSC ..............................            937       1,042         (105)
EcoScience ........................             53          --           53
                                           -------     -------      -------
    Consolidated ..................        $ 3,633     $ 3,097      $   536
                                           =======     =======      =======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. In addition, AGRO is the exclusive distributor of sophisticated sorting, grading and packing systems, manufactured by Aweta B.V., a Netherlands based company, to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1997.

The Company's biological product sales for the three months ended March 31, 1997 were $192,000 as compared to $16,000 for the three months ended March 31, 1996, an increase of $176,000 due primarily to the following: (i) EcoScience's Bio-Blast Biological Termiticide sales increased $53,000 for the three months ended March 31, 1997 versus the same period last fiscal year and (ii) EPSC's Bio-Save PostHarvest BioProtectant sales increased $123,000 for the three months ended March 31, 1997 versus the same period in the prior fiscal year, representing broader market exposure and customer acceptance.

Cost of goods sold increased $511,000 or 24% to $2,608,000 for the three months ended March 31, 1997 from $2,097,000 for the same period in 1996 due primarily to the increases in AGRO's cost of goods sold of $516,000. AGRO's increase in cost of goods sold resulted primarily from increased sales volume.

Gross profit on product sales increased $25,000 or 3% to $1,025,000 for the three months ended March 31, 1997 from $1,000,000 for the same period in 1996, while gross profit margin on product sales decreased to 28% for the three months ended March 31, 1997 from 32% for the same period in 1996, due primarily to AGRO's change in product mix, and lower margins to achieve greater market penetration and address competitive factors.

Research and development expenses decreased $69,000 or 35% to $128,000 for the three months ended March 31, 1997 from $197,000 for the same period in 1996 due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-SaveTM PostHarvest BioProtectant, Bio-BlastTM Biological Termiticide and other select programs in fiscal 1997.

Selling and marketing expenses decreased $2,000 to $657,000 for the three months ended March 31, 1997 from $659,000 for the same period in 1996 due primarily to an increase in AGRO's selling and marketing expenses of $46,000 and a decrease of $46,000 at EPSC. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel, promotional and related costs to support higher product sales. The decrease in EPSC's selling and marketing expenses for the three months ended March 31, 1997 was primarily attributable to the continued reduction of selling and marketing department personnel and related costs.

General and administrative expenses increased $1,000 to $542,000 for the three months ended March 31, 1997 from $541,000 for the same period in 1996 due primarily to an increase in such expenses by EcoScience of $81,000, offset by a decrease in AGRO and EPSC of $51,000 and $29,000, respectively. The increase in EcoScience's general and administrative expenses was primarily attributable to higher personnel, professional fees and related costs to support increased business activity. The decrease in AGRO's and EPSC's general and administrative expenses for the three months ended March 31, 1997 was primarily attributable to reductions of personnel, professional fees and related costs.

On January 11, 1996, the Company entered into a lease termination agreement for its Worcester corporate headquarters and research and development facility under which the Company paid the landlord $125,000 and issued 500,000 shares of the Company's common stock with a market value of $500,000 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions, which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in the three months ended March 31, 1996 that related to the accrued restructuring costs which were originally recorded in fiscal 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in fiscal 1994 ($200,000).

Operating income decreased $1,455,000 to a loss of ($302,000) for the three months ended March 31, 1997 as compared to operating income of $1,153,000 for the same period in 1996. The decrease in operating income resulted from a $1,480,000 increase in total operating expenses, of which $1,550,000 relates to the reversal of accrued restructuring costs discussed above, offset by a $25,000 increase in gross profit for the three months ended March 31, 1997 as compared to the same period in 1996. The ($302,000) operating loss for the three months ended March 31, 1997, represents a decrease of $95,000 or 24%, as compared to an operating loss of ($397,000) for the three months ended March 31, 1996, when the $1,550,000 reversal of accrued restructuring costs is excluded. Operating expenses decreased $70,000 or 5% to $1,327,000 for the three months ended March 31, 1997 as compared to $1,397,000 for the same period in 1996 when the restructuring reversal is excluded.

Other income/expense decreased $34,000 or 79% to $9,000 net expense in the three months ended March 31, 1997 as compared to $43,000 net expense for the same period in 1996. The decrease was primarily attributable to a reduction in interest and other expenses of $51,000 or 60% to $34,000, due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the three months ended March 31, 1997 as compared to the same period in 1996, offset by a decrease in investment income of $17,000 resulting from a decline in the average funds available for investment for the three months ended March 31, 1997 as compared to the same period in 1996.

In connection with the acquisition of AMC in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect, as recorded in the three months ended March 31, 1996.

The Company's net income decreased $1,662,000 or $0.18 per share to a net loss of ($311,000) or ($0.03) per share for the three months ended March 31, 1997 as compared to net income of $1,351,000 or $0.15 per share for the same period in 1996. The ($311,000) or ($0.03) per share net loss for the three months ended March 31, 1997 represents a decrease of $129,000, 29% or $0.02 per share as compared to a net loss of ($440,000) or ($0.05) per share for the three months ended March 31, 1996, when the $1,550,000 or $0.17 per share reversal of accrued restructuring costs and the $241,000 or $0.03 per share extraordinary gain on early extinguishment of debt are excluded.

                      Nine Months Ended March 31, 1997 vs.
                        Nine Months Ended March 31, 1996

The Company's product sales increased $4,440,000 or 39% to $15,894,000 for the nine months ended March 31, 1997 from $11,454,000 for the same period in 1996. This increase was due to the increase in product sales by AGRO of $4,399,000 and EPSC of $48,000, partially offset by a decrease in product sales by EcoScience of $7,000.

The following table sets forth the Company's product sales by operating company for the nine months ended March 31, 1997 and 1996:

                                                   Nine Months Ended
                                                        March 31,
                                        ---------------------------------------
                                                                    Increase
                                             1997         1996     (Decrease)
                                             ----         ----     ----------

(In thousands)

AGRO ..............................        $13,357     $ 8,958      $ 4,399
EPSC ..............................          2,382       2,334           48
EcoScience ........................            155         162           (7)
                                           -------     -------      -------
    Consolidated ..................        $15,894     $11,454      $ 4,440
                                           =======     =======      =======

AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Danish Company. In addition, AGRO is the exclusive distributor of sophisticated sorting, grading and packing systems, manufactured by Aweta B.V., a Netherlands based company, to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's product sales in fiscal 1997.

The Company's biological product sales for the nine months ended March 31, 1997 were $470,000 as compared to $184,000 for the nine months ended March 31, 1996, an increase of $286,000 due primarily to the following: (i) EcoScience's Bio-Blast Biological Termiticide sales increased $116,000 for the nine months ended March 31, 1997 versus the same period last fiscal year, (ii) EcoScience's Bio-Path Cockroach Control Chamber sales were $123,000 for the nine months ended March 31, 1996 versus nil for the same period this fiscal year, as the remaining balance of inventory of this product was shipped last fiscal year, and (iii) EPSC's Bio-Save PostHarvest BioProtectant sales increased $293,000 for the nine months ended March 31, 1997 versus the same period last fiscal year, representing broader market exposure and customer acceptance.

Cost of goods sold increased $3,885,000 or 48% to $12,062,000 for the nine months ended March 31, 1997 from $8,177,000 for the same period in 1996 due primarily to the increase in AGRO's cost of goods sold of $3,874,000. AGRO's increase in cost of goods sold resulted primarily from increased sales volume.

Gross profit on product sales increased $555,000 or 17% to $3,832,000 for the nine months ended March 31, 1997 from $3,277,000 for the same period in 1996, while gross profit margin on product sales decreased to 24% for the nine months ended March 31, 1997 from 29% for the same period in 1996, due primarily to AGRO's change in product mix, and lower margins to achieve greater market penetration and address competitive factors.

Research and development expenses decreased $373,000 or 48% to $409,000 for the nine months ended March 31, 1997 from $782,000 for the same period in 1996 due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1997.

Selling and marketing expenses decreased $55,000 or 3% to $1,867,000 for the nine months ended March 31, 1997 from $1,922,000 for the same period in 1996 due primarily to a decrease in EPSC's selling and marketing expenses of $211,000 and an increase of $152,000 at AGRO. The decrease in EPSC's selling and marketing expenses for the nine months ended March 31, 1997 was primarily attributable to the continued reduction of selling and marketing department personnel and related costs. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel, promotional and related costs to support higher product sales.

General and administrative expenses decreased $38,000 or 2% to $1,627,000 for the nine months ended March 31, 1997 from $1,665,000 for the same period in 1996 due primarily to the decrease in EPSC's general and administrative expenses of $104,000, which was partially offset by an increase in such expenses at EcoScience of $75,000. The decrease in EPCS's general and administrative expenses for the nine months ended March 31, 1997 was primarily attributable to reductions in personnel and related costs. The increase in EcoScience's general and administrative expenses was primarily attributable to higher personnel, professional fees and related costs to support increased business activity.

In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the financing company, which resulted in a reversal of a restructuring charge of $77,000.

On January 11, 1996, the Company entered into a lease termination agreement for its Worcester corporate headquarters and research and development facility under which the Company paid the landlord $125,000 and issued 500,000 shares of the Company's common stock with a market value of $500,000 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions, which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in the nine months ended March 31, 1996 that related to the accrued restructuring costs which were originally recorded in fiscal 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in fiscal 1994 ($200,000).

Operating income decreased $452,000 to $6,000 for the nine months ended March 31, 1997 as compared to operating income of $458,000 for the same period in 1996. The decrease in operating income resulted from a $1,007,000 increase of total operating expenses in the nine months ended March 31, 1997 as compared to the same period in 1996, offset by a $555,000 increase in gross profit. The operating loss for the nine months ended March 31, 1997 was ($71,000) or a decrease of $1,021,000 or 93%, when the $77,000 reversal of restructuring charge related to the leased equipment settlement is excluded, as compared to an operating loss of ($1,092,000) for the nine months ended March 31, 1996, when the $1,550,000 reversal of accrued restructuring costs related to the facility lease settlement is excluded. Operating expenses decreased $466,000 or 11% to $3,903,000 for the nine months ended March 31, 1997 as compared to $4,369,000 for the same period in 1996 when the restructuring reversals are excluded for both periods.

Other income/expense decreased $172,000 or 72% to $67,000 net expense in the nine months ended March 31, 1997 as compared to $239,000 net expense for the same period in 1996. The decrease was primarily attributable to a reduction in interest and other expenses of $384,000 or 71% to $154,000, due primarily to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the nine months ended March 31, 1997 as compared to the same period in 1996; partially offset by (i) a decrease in investment income of $94,000 resulting from a decline in the average funds available for investment for the nine months ended March 31, 1997 as compared to the same period in 1996 and (ii) a $74,000 gain on sale of property and equipment and a $51,000 gain on settlements of accounts payable recorded in the nine months ended March 31, 1997.

In connection with the acquisition of AMC in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect, as recorded in the nine months ended March 31, 1996.

The Company's net income decreased $521,000 or $0.06 per share to a net loss of ($61,000) or ($0.01) per share for the nine months ended March 31, 1997 as compared to net income of $460,000 or $0.05 per share for the same period in 1996. Excluding non-recurring amounts from net income / loss, the net loss from the nine months ended March 31, 1997 was ($138,000) or ($0.01) per share, a $1,318,000 or 91% decrease as compared to the net loss of ($1,456,000) or ($0.16) per share for the same period in 1996. The excluded non-recurring amounts are: (i) for the nine months ended March 31, 1997: the $77,000 reversal of restructuring charges related to the lease equipment settlement; and (ii) for the nine months ended March 31, 1996: (a) the $1,550,000 reversal of accrued restructuring costs related to the facility lease settlement, (b) the $74,000 gain on sale of property and equipment and the $51,000 gain on settlements of accounts payable, and (c) the $241,000 extraordinary gain on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Since inception the Company's cash expenditures have exceeded its revenues. The Company's operations have been funded through public and private placements of its equity securities, bank loans and lease financing, revenues from product sales, licensing, collaborative research and development arrangements, and investment income. In conjunction with the asset valuation and restructuring charges recorded in 1995, the Company implemented and substantially completed in fiscal 1996 a program to reduce its operating losses and to conserve its cash resources for use in the Company's operating businesses. This restructuring program has significantly reduced research and development and general and administrative costs from historical levels. In the nine months ended March 31, 1997, the Company funded $157,000 of accrued restructuring costs that had been recorded in 1995. The funded amount consisted of $135,000 related to employee severance benefits and $22,000 related to other contractual liabilities. The balance of accrued restructuring costs, $873,000 (total current and noncurrent portions), as of March 31, 1997, is expected to be funded in 1997 and beyond. The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing, and marketing of Bio-Blast and Bio-Save. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines at AGRO. The Company may also use cash to acquire technology, products or companies that support the growth strategy of the Company.

Cash and cash equivalents were $1,089,000 at March 31, 1997 compared to $734,000 at June 30, 1996. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $1,863,000 compared to $2,639,000 at June 30, 1996. Cash flows used for operating activities totaled $775,000 for the nine months ended March 31, 1997 and are principally represented by an increase in accounts and interest receivable of $767,000 resulting from increases in product sales and is partially offset by an increase in accounts payable and accrued expenses of $318,000 due to increased business activity. Cash flows provided by financing activities totaled $135,000 for the nine months ended March 31, 1997, which consisted principally of proceeds from the issuance of common stock of $1,128,000 and was partially offset by payments of $993,000 on debt and capital leases. Cash flows provided by investment activities for the nine months ended March 31, 1997 totaled $996,000, principally represented by (i) proceeds from the sale of short-term investments of $677,000 and (ii) proceeds from the reduction of restricted cash of $456,000. The Company's working capital and current ratio were $1,228,000 and 1.2 to 1, respectively, at March 31, 1997, compared to ($308,000) and 0.9 to 1, respectively, at June 30, 1996.

On October 28, 1994, the Company and AGRO entered into a revolving line of credit with a bank, under which AGRO may borrow up to the lesser of $1,500,000 or the sum of 75% of eligible accounts receivable and 25% of eligible inventories up to a maximum of $250,000 on a revolving basis for working capital needs. Funds borrowed under the revolving line of credit have borne interest at a rate of prime (8.50% at March 31, 1997) plus 1.5% and were secured by all assets of AGRO and all the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit was payable monthly in arrears and repayment of principal was originally due on January 5, 1996. On October 5, 1995, the Company and the bank entered into an amendment to the revolving line of credit agreement pursuant to which the bank, among other modifications, extended the expiration date of the credit agreement from January 5, 1996 to July 5, 1996, and any principal amounts outstanding, together with accrued interest thereon, were due on such date.

From July 5, 1996 to February 15, 1997, the Company and the bank entered into a series of five amendments to the revolving line of credit agreement pursuant to which the bank extended the expiration date of the credit agreement from July 5, 1996 to March 15, 1997 on the same terms, and any principal amount outstanding, together with accrued interest thereon, were due on March 15, 1997. On April 28, 1997, the Company and the bank amended the existing revolving line of credit agreement and merged it into a new, expanded revolving line of credit, under which EcoScience and subsidiaries may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount outstanding against accounts receivable. Funds borrowed under the new revolving line of credit bear interest at a rate of prime plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principle is due on April 27, 1998, subject to automatic renewal, as provided. The revolving line of credit imposes a financial covenant on the Company of maintenance of minimum tangible net worth of $750,000. In addition, the new line of credit eliminates certain provisions under the old line of credit: (i) elimination of the cash collateral requirement, balance of which was $749,000 at March 31, 1997; (ii) elimination of the 67% cash collateral coverage requirement on additional borrowings and (iii) elimination of the $1,000,000 minimum cash balance requirement. The Company believes this proposed credit facility in combination with unrestricted and restricted cash, cash equivalents and short-term investments and revenues from product sales, will meet its operational funding requirements for at least the next twelve months.

On December 31, 1996, a letter of credit collateralized by a $425,000 certificate of deposit expired and accordingly, the certificate of deposit which had been classified as a restricted cash equivalent, was reclassified as an unrestricted cash equivalent.

The Company plans to fund its operations principally with existing cash reserves, represented by approximately $1,089,000 of unrestricted cash and cash equivalents, $25,000 of short-term investments and $749,000 of restricted cash, cash equivalents and short-term investments as of March 31, 1997. The Company believes that such cash reserves, along with revenues from product sales, and funds available under its new revolving line of credit agreement, as discussed above, will be sufficient to finance the Company's working capital needs for the next twelve months. The Company may need to raise additional funds to finance its ongoing operations after March 31, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company, if at all. The Company continues to explore various strategic options aimed at enhancing stockholder value and improving long-term commercial viability of the Company.

SEASONALITY

The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales mix and other economic factors. Operating revenues may be concentrated in the Company's first and second quarters as a result of the North American growing season. Although the Company believes that the historical trend in quarterly revenues is such that the first and second quarters of each year are generally higher than the third and fourth quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or the full fiscal year.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               1) Exhibit 10.50 - Loan and Security Agreement dated as of April 28, 1997 by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc. and EcoScience Produce Systems Corp. and Silicon Valley Bank.

               2) Exhibit 10.51 - Schedule to Loan and Security Agreement dated as of April 28, 1997 by and among the Registrant, Agro Dynamics, Inc., Agro Dynamics Canada Inc. and EcoScience Produce Systems Corp. and Silicon Valley Bank.

               3) Exhibit 10.52 - Continuing Guaranty by each of the Registrant, EcoScience Produce Systems Corp. and Agro Dynamics, Inc. guaranteeing the obligations of the Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc. and Agro Dynamics Canada Inc. in favor of Silicon Valley Bank.

               4) Exhibit 10.53 - Continuing Guarantee by Agro Dynamics Canada Inc. guaranteeing the obligations of the Registrant in favor of Silicon Valley Bank.

               5) Exhibit 10.54 - Collateral Assignment, Patent Mortgage and Security Agreement by and between EcoScience Corporation (Assignor) and Silicon Valley Bank (Assignee).

               6) Exhibit 10.55 - Collateral Assignment, Patent Mortgage and Security Agreement by and between EcoScience Produce Systems Corp. (Assignor) and Silicon Valley Bank (Assignee).

               7) Exhibit 10.56 - Collateral Assignment, Patent Mortgage and Security Agreement by and between Agro Dynamics, Inc. (Assignor) and Silicon Valley Bank (Assignee).

               8) Exhibit 27 - Financial Data Schedule as of and for the Nine Months Ended March 31, 1997

          b.   Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ECOSCIENCE CORPORATION


Date: May 15, 1997           By: /s/Michael A. DeGiglio
                                 -----------------------
                                   Michael A. DeGiglio
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 15, 1997           By: /s/Harold A. Joannidi
                                 -----------------------
                                   Harold A. Joannidi
                                   Treasurer & Secretary
                                   (Principal Financial & Accounting Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX

 Exhibit No.            Description of Exhibit                        Page No.
 -----------            ----------------------                        --------

   10.50           Loan and Security Agreement dated as of            21 - 36
                   April 28, 1997 by and among the
                   Registrant, Agro Dynamics, Inc., Agro
                   Dynamics Canada Inc. and EcoScience
                   Produce Systems Corp. and Silicon Valley
                   Bank.

   10.51           Schedule to Loan and Security Agreement            37 - 43
                   dated as of April 28, 1997 by and among
                   the Registrant, Agro Dynamics, Inc.,
                   Agro Dynamics Canada Inc. and EcoScience
                   Produce Systems Corp. and Silicon Valley
                   Bank.

   10.52           Guaranty by each of the Registrant,                44 - 51
                   EcoScience Produce Systems Corp. and
                   Agro Dynamics, Inc. guaranteeing the
                   obligations of the Registrant,
                   EcoScience Produce Systems Corp., Agro
                   Dynamics, Inc. and Agro Dynamics Canada
                   Inc. in favor of Silicon Valley Bank.

   10.53           Continuing Guarantee by Agro Dynamics              52 - 59
                   Canada Inc. guaranteeing the obligations of the Registrant in favor of Silicon
                   Valley Bank.

   10.54           Collateral Assignment, Patent Mortgage             60 - 71
                   and Security Agreement by and between
                   EcoScience Corporation (Assignor) and
                   Silicon Valley Bank (Assignee).

   10.55           Collateral Assignment, Patent Mortgage             72 - 83
                   and Security Agreement by and between
                   EcoScience Produce Systems Corp.
                   (Assignor) and Silicon Valley Bank
                   (Assignee).

   10.56           Collateral Assignment, Patent Mortgage             84 - 95
                   and Security Agreement by and between
                   Agro Dynamics, Inc. (Assignor) and
                   Silicon Valley Bank (Assignee).

    27             Financial Data Schedule as of and for                96
                   the Nine Months Ended March 31, 1997.