Form 10-K
period 1997-06-30
ECOSCIENCE CORP/DE
filed 1997-10-01
CIK 882259

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             -------------------

                                 FORM 10-K
(Mark One)
  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1997

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

                                    732-432-8200
               (Registrant's telephone number, including area code).

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

As of September 29, 1997, there were outstanding 10,401,177 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by NASDAQ, was approximately $9,861,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1997 Special Meeting in lieu of the Annual Meeting of Stockholders to be held on November 25, 1997 are incorporated by reference into Part III.

               Number of Pages: 60     Exhibit Index on Page: : 57

                                     PART I

Item 1. Business

General

    EcoScience Corporation ("EcoScience") is a marketing, sales and product development company, servicing the needs of the agricultural specialties markets and professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) a unique biological pest control product to PCOs. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

    The Company serves the specialty agriculture market through its three subsidiaries: Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") which are hereinafter referred to collectively with EcoScience as the "Company." EcoScience was incorporated under the laws of the State of Florida on August 27, 1982, and was reincorporated in the State of Delaware on June 29, 1988. On November 18, 1992, EcoScience acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company that engineers, designs, markets and distributes advanced technologies, products, growing systems and services for the North American intensive farming, horticulture and produce packing industries. On May 24, 1994, the Company acquired certain assets and liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based business that provided postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of AMC, the Company formed EPSC to combine the AMC product line and operating unit with the Company's existing activities in those markets. EcoScience sells to PCO's through a marketing collaboration with Terminix International Company L.P. ("Terminix"). Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa Biochemical Co., Ltd. ("Maruwa Biochemical") and Shinto Paint Co., Ltd., for biological products in Japan. See "Collaborative Agreements."

    The Company's primary products are (i) advanced growing systems based on Stonewool-Registered Trademark-, manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing systems manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendorn Automation B.V., (iv) PacRite-Registered Trademark- and Indian River Gold-TM- coatings manufactured by EPSC, (v) Bio-Save-TM- PostHarvest BioProtectant line of products and (vi) Bio-Blast-TM- Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

    The Company operates from its headquarters in East Brunswick, New Jersey, where it maintains sales, marketing and warehousing operations, and its Orlando, Florida facility which contains the Company's major coatings and biologicals production facility. The Company also maintains sales and customer service offices in Visalia, California; Ventura, California; Englewood, Colorado; Union Gap, Washington; and Milton, Ontario, Canada.

    The Company's technology encompasses the development and application of natural microbial pest control agents. The Company's technology enables it to provide products and technical support for PCOs, growers and packers of specialty crops. The Company also conducts research on the use of microbial agents to control plant diseases and insect pests, as well as on new applications for natural coatings to sustain nutrition and overall quality in fresh fruits and vegetables.

    In fiscal year ended June 30, 1997, the Company (i) expanded marketing of its Bio-Save line of products for the control of postharvest fruit diseases in a wide range of commercial applications, (ii) initiated the U.S. commercial launch of its Bio-Blast Biological Termiticide ("Bio-Blast") and
(iii) began research on a USDA funded Phase-2 Small Business Innovation Research ("SBIR") program on the prevention of postharvest diseases of bananas, which will continue through fiscal years 1998 and 1999. In addition, the Company expects to conduct tests to extend the range of performance and applicability for both its Bio-Save line of products and for its Bio-Blast insect control product.


Products

    The Company's focus is on development and commercialization of products for the following major markets: (i) specialty agriculture; (ii) postharvest packing of fruits and vegetables; and (iii) biological pest control for the professional pest control operator.

    Specialty Agriculture

    The Company, through AGRO, engineers, designs, markets and distributes commercial products and provides services to the greenhouse and nursery market in the United States, Canada and Mexico.

    Commercial Products

    Growing Systems. The Company is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based wholly owned subsidiary of Rockwool International A/S. Stonewool is made by melting rock, processing it to a fibrous material which can be flocculent or formed into solid structures. It is both solid and porous and designed to support the hydroponic growth of high value crops and to improve plant root distribution and plant yields through more efficient use of oxygen, water and fertilizer. Stonewool is used worldwide for cultivation of a variety of plants in controlled growing environments such as greenhouses. The distribution agreement expires on December 31, 1997; however, the Company is actively negotiating a new agreement with Grodania A/S. The sale of products under the distribution agreement with Grodania A/S accounted for 42%, 45% and 43% of the Company's total product sales in fiscal 1997, 1996 and 1995, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1998.

    Automated Irrigation and Environmental Control Systems. The Company through its ISYS-TM- Division engineers, designs, fabricates, assembles and distributes greenhouse irrigation and fertilization systems, computerized environmental control systems and application products. In addition, to these products and systems, the Company provides customers with technical support, product service, turnkey installation, product marketing and other supplementary services. The Company is the exclusive distributor in the United States, Canada and Mexico of computerized environmental control systems and accessories produced by H. Hoogendoorn Automation B.V, a Netherlands based company. The Company also distributes various accessories and other product lines for use in the intensive farming and horticulture industries in the North American market on both an exclusive and non-exclusive basis.

    Postharvest Industry

    The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce.

    Through AGRO and EPSC, the Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets.

    Commercial Products

    Sorting, Grading and Packing. Once harvested, produce must be sorted, graded and packaged for shipment and storage. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of computerized color, weight and size sorting, grading and packing automated systems and ancillary equipment produced by Aweta, B.V., a Netherlands based company. The sale of products under the distribution agreement with Aweta, B.V. accounted for 26% and 20% of the Company's total product sales in fiscal 1997 and 1996, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1998.

    Traditional Coating Products. Prior to shipping or storage, fruits and vegetables are typically treated with a variety of processing and storage aids. These are designed to enhance the appearance and preserve the quality of stored produce. The Company manufactures, markets and provides a broad spectrum of postharvest coating and cleaning products and services. Its traditional protective coating and storage products include Indian River Gold, PacRite, SEALBRITE-Registered Trademark- and DURA-FRESH-Registered Trademark-. These products were originally acquired in May 1994 with the asset purchase of AMC. These traditional coating products are conventional shellac and carnauba based coatings which have been used successfully in the citrus and pome fruit markets. These traditional coating products, together with the Company's Bio-Save coating products, maintain the quality and extend the shelf life of produce by (i) providing a barrier to free gas exchange,
(ii) providing a barrier against abrasion, scuffing, bruising and other injuries, (iii) providing a carrier for decay preventing agents, (iv) providing a glossy appearance that is aesthetically appealing to consumers,
(v) reducing shrinkage caused by water loss and (vi) maintaining firmness of the fruit or vegetable. The Company's traditional coating products contain materials that are U.S. Food and Drug Administration ("FDA") approved additives or have been listed by the FDA as "Generally Recognized As Safe" ("GRAS") and accordingly, these coatings do not require FDA approval or registration. PacRite, SEALBRITE, and Indian River Gold currently are sold by the Company in the United States, the Caribbean, Central America and South America.

    Bio-Save PostHarvest BioProtectant. The Bio-Save line of biological disease inhibitors are sold through EPSC to the pear, apple and citrus markets. Postharvest diseases and damage during storage and shipment can account for losses ranging from 10% to 25% of total annual production of fruits and vegetables, depending on the crop and climate. The Company has developed and registered for sale biological products using the EPA natural Pseudomonas syringae microorganisms, which can control the development of Blue Mold (Penicillium expansum), Gray Mold (Botrytis cinerea) and Mucor Rot (Mucor pyriformis) on apples and pears, and Blue Mold (P. italium), Green Mold (P.

digitatum) and Sour Rot (Geotrichum candidum) on citrus fruit. The Company has conducted successful field trials over the last five years utilizing selected microbial disease inhibiting agents in the U.S. in Florida, California, Oregon, West Virginia, Massachusetts, Michigan and Washington; and Chile. The Company initiated commercial product launch of its Bio-Save products in fiscal 1997 and plans for wider product marketing and development in fiscal 1998. In 1997, the Company received EPA registration for the use of Bio-Save on cherries and continues to investigate the application of Bio-Save to control other postharvest diseases on fruits and vegetables, such as on potatoes.

    Biological Insect Control

    In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities.

    Commercial Products

    Bio-Blast Biological Termiticide. The Company, together with its collaborator, Terminix, has developed a natural fungal product to control termites, the Bio-Blast Biological Termiticide. See "Collaborative Arrangements." This product contains a fungus selected for its ability to infect and kill termites, which has been formulated for application utilizing conventional equipment in a termite infested structure. The product uses Metarhizium anisopliae, a naturally occurring insect killing fungus. The product is a dry powder, packaged and portioned for ease of storage and use; and used as a water suspension. Through commercial trials, the Company has demonstrated that Bio-Blast is an effective method for the control of termite infestations. The Company has demonstrated that termites exposed to the fungus in the product can spread the fungus by contact to nest mates that have not directly contacted the fungal agent, thereby infecting and killing other termites through the Horizontal Transfer-Registered Trademark- effect. The Company received EPA product registration for the termiticide in October 1994, and subsequently received approval for registration from 47 states. In fiscal 1996, the Company made its initial sales to both Terminix and Maruwa Biochemical. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix.

Sales and Distribution

    Specialty Agriculture Products. The Company sells directly into this market through AGRO. AGRO has a force of 36 people involved in sales, marketing and distribution, engineering and design, and system installation and service at its distribution and service centers in East Brunswick, New Jersey; Milton, Ontario, Canada; and Ventura, California, and in its sales/service office in Englewood, Colorado.

    Postharvest Packing. The Company uses its AGRO and EPSC direct sales operations to market and sell its packing equipment, and its traditional coatings and Bio-Save BioProtectants to fruit and vegetable growers, packers and processors in the United States, the Caribbean, Central America and South America. EPSC has a sales and technical support services force of nine people located in its distribution and service centers in Orlando, Florida and Visalia, California. AGRO has a force of nine people involved in sales and marketing, engineering and design, and system installation and service in this market at its sales and service centers in Union Gap, Washington; East Brunswick, New Jersey and Englewood, Colorado.

    Biological Pest Control. In June 1992, the Company entered into a product development and license agreement with Terminix for collaboration on the development and marketing of termite control products in the United States and Canada. See "Collaborative Agreements." In fiscal 1996, the Company initiated sales to Terminix for its Bio-Blast termiticide product and in fiscal 1997 initiated the U.S. commercial launch of the product in collaboration with Terminix.

    International Sales. The Company expects to market products internationally primarily through local and regional distributors and partners. The Company has a development and distribution agreement with Maruwa Biochemical for distribution of its Bio-Path-Registered Trademark-Cockroach Control Chamber and Bio-Blast Biological Termiticide in Japan upon registration there. See "Collaborative Agreements."

    Financial information segregated by major geographic area (United States and Canada) is set forth in Note 10 to the Company's Consolidated Financial Statements, incorporated herewith.

Manufacturing

    The Company has established supply arrangements for the manufacture of fungal conidia, the active ingredient in the Bio-Blast product. Upon receipt of the raw active ingredient, the Company processes, formulates and packages this material to produce the Bio-Blast product in its Orlando, Florida manufacturing facility.

    Traditional coating products are manufactured at the EPSC facility in Orlando, Florida. Production of the Company's postharvest fruit disease control products, Bio-Save, requires large-scale fermentation and formulation capacity. Currently, a single sub-contractor manufactures the Bio-Save products for the Company. However, the Company believes other entities would be capable of manufacturing these products. Although, to date, the Company has been able to acquire a sufficient supply of the Bio-Save product for its commercial sales; the inability of the sub-contractor to meet the Company's needs for the Bio-Save products or a change in supplier could cause a delay in filling orders, as well as a possible loss of sales, which would affect operating results adversely.

Collaborative Agreements

    Maruwa Biochemical Co., Ltd. In June 1993, the Company entered into a Development and Distribution Agreement with Maruwa Biochemical (the "Maruwa Agreement") to commercialize the Company's Bio-Path Cockroach Control Chamber in Japan. In addition, the Company has shipped product to and is working with Maruwa on commercialization of its Bio-Blast product in Japan. Under the Maruwa Agreement, Maruwa Biochemical will pursue at its own expense the registration and commercialization of the Company's cockroach and termite control products in Japan, including the initiation of field trials and, if required, the commencement of toxicology studies. At this time emphasis has shifted to the Bio-Blast product and the Company anticipates entering into a formal agreement with Maruwa for the Bio-Blast product. Following receipt of all required approvals, Maruwa Biochemical is obligated to distribute certain products supplied by the Company and sold to Maruwa Biochemical at prices to be determined by agreement.

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

The Company has retained all rights elsewhere. The Company manufactures and sells products to Terminix at an agreed markup over the Company's manufacturing cost. The Company will share in any profit realized by Terminix over specified levels. The Terminix Agreement extends until expiration of the last to expire of any patents which may issue covering the Company's biological termite control technology, subject to Terminix's right to terminate the agreement at any time. The Company received EPA product registration for the termite control product in October 1994, and subsequently received approval for registration from 47 states. In October 1996, the Company and Terminix initiated the U.S. commercial launch of Bio-Blast.

Technology

    The Company's technology has application in three broad areas: (i) the development of natural microbial biological pesticides; (ii) the development of fresh fruit and vegetable coatings; and (iii) providing assistance and advice to customers on technical production methods for high value and specialty crops and ornamentals, and the proper handling and packing of produce after harvest.

    Microbial Pest Control

    Microbial pesticide products are based on microorganisms isolated from the environment, formulated and delivered to a target pest so that they kill the pest or control or inhibit its proliferation on the target. The microorganisms form the foundation of the biological pest control products, are packaged alive and perform their function through proliferation in the pest environment. Much of the formulation and delivery technology developed for synthetic chemical pesticides or microbial products is inappropriate for microbial products which employ and preserve living organisms. EcoScience microbial technology uses live microorganisms which either attack and kill a target pest (e.g. Bio-Blast) or through natural growth inhibit the ability of a target pest to proliferate (e.g. Bio-Save).

    The following list describes the Company's proprietary microbial pest control technologies including methods to (i) identify and isolate active microbial agents, (ii) manufacture commercial quantities of those microbial agents, (iii) formulate and package them as products with commercially acceptable stability and shelf life and (iv) deliver them to the target pest. See "Patents and Trade Secrets."

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

    Development of Formulation Systems. The Company has access to or has developed proprietary processing systems to stabilize and extend the shelf life of fungal and bacterial agents and ensure their stability, longevity and activity in use. These systems lead to formulations which allow living fungi and bacteria to remain viable in dry, aqueous or oil based formulations until use. This technology is the basis for the Bio-Save and Bio-Blast products. EcoScience has been awarded

    U.S. patents which cover certain of its advances in this area. Additionally, it serves as the basis for the contract formulation business EcoScience is developing.

    Development of Delivery Systems. The Company has developed proprietary delivery systems including insect infection chambers, sprays, dusts and gels, optimizing performance of microbial agents by facilitating accurate delivery of concentrated doses. EcoScience has been awarded U.S. patents which cover certain of its advances in this area.

    Development of Packaging Systems. The Company believes to be commercially successful, biopesticide products must remain viable in conventional distribution channels and have a minimum shelf life of 18 to 24 months. The Company has developed and patented certain proprietary packaging systems to extend the shelf life of microbial agents during storage and transportation for such a shelf life period.

    Fresh Fruit and Vegetable Coatings

    The Company's coating technology utilizes FDA food grade and/or GRAS listed products to protect fruits and vegetables after harvest, and during storage and transit to market. The technology focuses on controlling respiration (oxygen transport) and water loss of fruits and vegetables. Restricting respiration and reducing water loss ensures delivery of fresher products to the consumer. The key to the Company's approach is to design the appropriate coating for each type of produce. Different types of produce respond differently to respiration and water loss, and therefore different coatings are required for different classes of produce. In May 1994, the Company acquired a line of traditional coating products which utilize conventional shellac and carnauba as their main ingredients that have been used successfully in the citrus and pome fruit markets. The Company's coating products provide a protective preservative film on fruits and vegetables to maintain quality and enhance overall appearance.

    Technical Advice and Service

    The Company, as an adjunct to its sales and service efforts, advises its customers on improved technical growing methods and systems, and packing techniques and systems. To successfully service our customers requires knowledge of the customers' challenges and problems, and technical solutions available to solve those problems. Customers frequently depend on the Company for such service and advice.

    Research and Development

    The Company's technology has applicability to a variety of potential products and product systems. These include various insect spray and chamber products, plant and root fungal disease control systems, and preharvest and postharvest coatings and disease control systems which are currently in varying stages of development. As part of the Company's prior restructuring program, and current cost control programs, certain research and product development programs and the funding thereof have been suspended, curtailed or deferred. Future development and funding of these and other select research and product development programs will depend on a number of factors, including market conditions, availability of financial, technical and other resources, technological advancements, manufacturing capabilities, commercial viability potential of resultant end products, governmental regulations, and other relevant matters which may confront the Company in the future.

    The Company's operating costs and expenses to date have related to a large extent to the research and development of products and product systems for future commercialization. Expenses incurred by the Company under third party funded research and development programs totaled approximately $7,000, $0 and $155,000 in fiscal 1997, 1996 and 1995, respectively. Expenses incurred under Company funded research and development programs totaled approximately $501,000, $1,018,000 and $4,328,000 in fiscal 1997, 1996 and
1995, respectively.

Technology Licensing

    United States Department of Agriculture ("USDA"). The Company has an agreement with the USDA granting the Company exclusive rights to the use of a microbial strain developed at the USDA for the control of postharvest diseases of pome fruits. This organism is the basis for one of the Bio-Save products and is the subject of a pending U.S. patent application by the USDA.
 The license agreement provides for a royalty to the USDA based on sales by the Company of products incorporating the licensed microbial strain. The Company has also licensed the worldwide rights to develop and commercialize additional biological disease control organisms recently patented by the USDA. The organisms are naturally occurring yeasts which effectively control the development of blue mold (Penicillium expansum), gray mold (Botrytis cinerea) and Mucor rot on apples and pears.

    J.R. Brooks & Son, Inc. and Seald-Sweet Growers, Inc. In June 1993, the Company acquired from J.R. Brooks & Son, Inc. ("J.R. Brooks") and Seald-Sweet Growers, Inc. ("Seald-Sweet") an exclusive, worldwide sub-license to use the technology underlying the Nature Seal coatings, the rights to which J.R. Brooks and Seald-Sweet licensed from the USDA, subject to the rights of the USDA to use the technology on a royalty free, non-exclusive basis for governmental purposes only. Under its sub-license with J.R. Brooks and Seald-Sweet, the Company agreed to pay a royalty or, in certain circumstances, a percentage of profits on sales of products incorporating the Nature Seal technology and certain minimum annual licensing fees payable to the USDA. While the sub-license agreement extends until expiration of the last to expire patents covering the Nature Seal technology, the Company has elected to no longer pursue this technology.

Competition

    The Company faces substantial competition from a few large companies and several smaller companies in the sale of certain products and growing systems to greenhouses and nurseries in North America. The Company believes that its range of products and services, and product quality, will allow it to compete effectively in North America.

    Competition in the fruit and vegetable coatings market is also intense. Fruit and vegetable coating products are developed and marketed primarily by several large companies which offer a full range of products. In addition, several smaller companies offer a limited range of fruit and vegetable coating products. The Company believes that it can compete effectively in this market with its Bio-Save PostHarvest BioProtectant and other traditional coating products based on the cost effectiveness and the quality of its coating formulations and services.

    In the pesticide industry, the Company competes with large manufacturers of synthetic chemical pesticides and established biopesticide companies. The pesticide industry is dominated by large chemical companies located in the United States, Japan and Europe. These companies have substantial financial and technical resources, extensive sales and distribution capabilities, varied product registration experience and the ability to manufacture products efficiently. The Company believes that its commercial success in the pesticide market will depend upon the continuing development of cost effective products which compete with synthetic chemical pesticides on the basis of effectiveness, safety and ecological benefit, as well as establishment of strong sales and distribution networks for the Company's products.

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

    The EPA has established specific testing requirements for the registration of microbial pesticides, which are set out in Subdivision M of the EPA's Pesticide Assessment Guidelines. Chemical pesticides are currently subject to a three tier toxicology testing procedure, and a four tier environmental evaluation process. A microbial pesticide product which satisfactorily completes both the toxicology Tier 1 tests and environmental evaluation is not required to go through the increasingly difficult testing requirements of subsequent tiers. Additional tests may be required, however, in response to any questions which may arise during Tier 1 testing. The Company's product development cycle typically anticipates two to three years of field evaluation and up to two years for product registration, which can run concurrently with the last year of field trials.

    In October 1994, the Company received EPA registration for its Bio-Blast termiticide. The Company subsequently received registration from 47 states. In March 1995, the Company received EPA registration for Bio-Save 10 and Bio-Save 11 biofungicides in all states requested. In March 1996, the Company received EPA registration for Bio-Save 1000, Bio-Save 100 and Bio-Save 110. These registrations are for new formulations of the original Bio-Save 10 and 11 products. In addition, in May 1997, the Company received approval from the EPA for a label extension for the use of Bio-Save 1000 on cherries.

    Certain of the Company's activities, including the operation of its laboratories and manufacturing facilities, have been, or may be, subject to regulation (i) under various other state and federal laws and regulations including the Occupational Safety and Health Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-To-Know Act and other state and federal statutes regulating environmental quality and (ii) by state and federal agencies, including the USDA and the FDA. From time to time, governmental authorities review the need for additional laws and regulations for biotechnology and pesticide products that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. Historically, compliance with applicable federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment by the Company's manufacturing or laboratory operations has had an immaterial effect upon the Company's capital expenditures, results of operations and competitive position.

Patents and Trade Secrets

    The Company owns or has rights to certain proprietary information, including patents and patent applications, which relate to its technology and products. The Company actively seeks protection, when appropriate, for its products and proprietary information by means of United States and foreign patents. In addition, the Company may rely upon confidentiality agreements and other contractual arrangements to protect certain proprietary information.

    Six of the Company's eight U.S. patents cover its fungal technology, and principally relate to the control of insects, with corresponding foreign patents and patent applications. The six patents are: (i) Method and Device for the Biological Control of Cockroaches, (ii) Method and Device for the Biological Control of Insects, (iii) Insect Contamination Chamber, (iv) Method and Device for the Biological Control of Flying Insects, (v) Device for Biological Control of Cockroaches, and (vi) Device Containing Fungus for Biological Control of Insects. These patents are central to the Bio-Path chamber technology which covers cockroaches. In addition, this technology can be extended to any other insect that can be controlled via a chamber system. An additional patent, Maintenance and Long-Term Stabilization of Fungal Conidia Using Surfactants, describes methods utilizing a unique class of surfactants for fungal formulation. The Company has also received a notice of allowance for its patent application for Packaged Fungal Culture Stabile to Long-Term Storage.

    Two additional U.S. patents held by the Company relate to bacterial bio-fungicides technology. The patent Pseudomonas syringae ATCC 55389 and Use Thereof for Inhibiting Microbial Decay on Fruit, has been awarded covering a microorganism that is the active ingredient in Bio-Save 10, 100, and 1000. In addition, the patent application Method and Composition for Producing Stabile Bacteria and Bacterial Formulation has received a notice of allowance. Provided maintenance fees are paid, U.S. design patents have a term of 14 years from the date of issue; and U.S. utility patents that are based on applications filed before June 8, 1995, and that have not expired as of June 8, 1995, have a term that is the longer of 20 years from the earliest effective filing date or 17 years from issuance. In certain instances, however, the term may be limited to the term of a related patent claiming similar technology. The Company has an additional pending patent application relating to a method of extending microbial shelf life. There can be no assurance that any patents will issue from any of the Company's patent applications or that issued patents will provide adequate protection for the Company.

    The Company has exclusive sub-licenses to two issued U.S. patents covering the Nature Seal technology from J.R. Brooks and Seald-Sweet, which licensed the patents from the USDA. This sub-license is under active re-evaluation by the Company. See "Technology Licensing." The patents were issued to the USDA in March 1993 and December 1994.

    The Company has acquired the exclusive rights to the use of microbial strains developed by the USDA for the control of postharvest diseases of pome fruits. The USDA has been granted one patent covering this technology and has filed a patent application covering additional coatings.

    Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company and which require disclosure of and assignment to the Company ideas, developments, discoveries and inventions made by such persons. There can be no assurance that these agreements will prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information. Additionally, in the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

Personnel

    As of September 25, 1997, the Company had 67 full time employees. A total of three persons are employed full time in manufacturing and production; 32 in sales, marketing and distribution; three in engineering and design; 11 in system installation and service; four in research and development; and 14 in management and administration.

    None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  Properties


    The Company's corporate headquarters and research and development operations, and AGRO's New Jersey operations are located in two facilities in East Brunswick, New Jersey. These facilities consist of 23,375 and 10,000 square foot spaces and are under leases that expire in July 1999, and which provide an option to renew for an additional five year term. In addition, AGRO leases 10,000 square feet of space for its sales/service center and warehouse facility located in Milton, Ontario, Canada under a one year lease which expires in June 1998, and which provides an option to renew for an additional four year term. AGRO also leases a 12,000 square foot facility for its sales/service and warehouse center located in Ventura, California; as well as, sales/service and warehouse centers in Englewood, Colorado; and Union Gap, Washington, under various lease terms.

    The Company's wholly owned subsidiary, EPSC, leases approximately 24,000 square feet of space for its headquarters, production and warehouse facilities located in Orlando, Florida, under a five year lease which expires in May 1999, and which provides an option to renew for an additional five year term. In addition, EPSC leases on a month to month basis approximately 4,000 square feet of space for its sales/service center and warehouse located in Visalia, California.

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


Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

Executive Officers of the Registrant

    The executive officers of the Company as of September 29, 1997, are listed below:


                                                                                 Executive
     Name               Age                 Position                           Officer Since
     ----               ---                 --------                           -------------
Michael A. DeGiglio     43   President, Chief Executive Officer and Director        1993
Harold A. Joannidi      46   Treasurer, Corporate Controller and Secretary          1995
David W. Miller         45   Vice President-Technology                              1988


    Mr. DeGiglio joined the Company upon its acquisition of AGRO in November 1992, and has served as President of AGRO since that time. In July 1995, Mr. DeGiglio assumed the offices of President and Chief Executive Officer of the Company. From 1984 until joining the Company, Mr. DeGiglio was employed by AGRO, where he served as President. Prior to co-founding AGRO, Mr. DeGiglio was Vice President of International Sales for NYPCO International Inc. Mr. DeGiglio served on active duty in the United States Navy as an Officer and Jet Aviator from July 1976 through December 1982, and the Naval Air Reserves from 1983 to present, currently holding the rank of Captain with the United States Naval Reserve. Throughout his Naval career, he has held various department head positions, completed a tour as Commanding Officer of a Jet Aviation Squadron, performed multiple tours overseas, and has completed numerous Senior Advanced Management courses. Mr. DeGiglio also serves as Chief Executive Officer and Director of Agro Power Development, Inc. Mr. DeGiglio received a B.S. in Aeronautical Science and Aviation Management from Embry Riddle Aeronautical University.

    Mr. Joannidi joined the Company in 1995 as Corporate Controller. In March 1996, Mr. Joannidi became Treasurer and Secretary of the Company. In 1992 and from 1994 until joining the Company, Mr. Joannidi also served as a financial and systems consultant to the Company. Prior to joining and in addition to being a consultant to the Company in 1992, Mr. Joannidi operated a manufacturing company from 1992 to 1994, served as a financial and systems consultant to various companies from 1988 to 1992, and held financial management positions at Tel Plus International, Inc./Siemens AG, Johnson Matthey Jewelry Corporation and Refinemet International Company from 1980 to 1988. Mr. Joannidi attained Certified Public Accountant designation while employed at the public accounting firm of Coopers & Lybrand. He attended Tufts University and Northeastern University, receiving a B.S. degree in Accounting and Economics from Northeastern University.

    Dr. Miller joined the Company in May 1988 and currently serves as Vice President- Technology. Dr. Miller received a B.S. in Biochemistry from the University of California, Davis, and a Ph.D. in Biochemistry and Molecular Biology from Harvard University, where he studied the molecular biology of insects. Dr. Miller also was a National Institutes of Health post-doctoral Fellow studying insect viruses at the University of Idaho. Prior to joining the Company, Dr. Miller was employed from 1983 to 1988 as Staff Scientist and Project Leader at Genetics Institute, Inc., in Cambridge, Massachusetts. Throughout his professional career, Dr. Miller has focused on the development and commercialization of microbial pesticides.

                                    PART II
------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
  STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

    The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") Small Capitalization Market System under the NASDAQ symbol "ECSC". As of September 23, 1997, there were approximately 265 holders of record of the Common Stock. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

    The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices of the Common Stock as reported by NASDAQ based on published financial sources.


                1997                           HIGH        LOW
                -----------------------       -------     -------

                Fourth Quarter..........      1 3/4          27/32
                Third Quarter...........      2 1/2         1
                Second Quarter..........      1 3/8          7/8
                First Quarter...........      1 5/8         1

                1996                           HIGH        LOW
                ------------------------     -------      -------

                Fourth Quarter..........      1 5/8         1 1/4
                Third Quarter...........      1 3/8         1 1/16
                Second Quarter..........      1               7/16
                First Quarter...........      1 1/2          13/16

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

    The selected financial data presented below has been derived from the Company's audited consolidated financial statements for each year in the five year period ended June 30, 1997. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes which appear elsewhere in this document.

                                                                             YEARS ENDED JUNE 30,
        CONSOLIDATED STATEMENTS OF OPERATIONS DATA:          -----------------------------------------------------
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1997       1996       1995       1994       1993
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Product sales..............................................  $  20,853  $  14,151  $  12,335  $   9,246  $   3,802
Cost of goods sold.........................................     15,702     10,394     10,153      7,875      3,288
                                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................................      5,151      3,757      2,182      1,371        514
                                                             ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.................................        508      1,018      4,483      8,156      6,294
  Acquired research and development........................        --         --         --         --         750
  Selling and marketing....................................      2,463      2,594      3,672      3,043      1,690
  General and administrative...............................      2,107      2,244      2,631      3,382      3,159
  Asset valuation and restructuring (reversal) charges.....       (377)    (1,550)     6,000      5,800        --
                                                             ---------  ---------  ---------  ---------  ---------
   Total operating expenses................................      4,701      4,306     16,786     20,381     11,893
                                                             ---------  ---------  ---------  ---------  ---------
Operating income (loss)....................................        450       (549)   (14,604)   (19,010)   (11,379)
                                                             ---------  ---------  ---------  ---------  ---------
Other income (expense):
   Research, development, licensing fees and other income..          7        125        155        812        545
   Investment income.......................................        105        199        590        853      1,525
   Interest and other expense..............................       (177)      (603)    (1,235)      (208)       (95)
                                                             ---------  ---------  ---------  ---------  ---------
     Total other (expense) income..........................        (65)      (279)      (490)     1,457      1,975
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary gain....................        385       (828)   (15,094)   (17,553)    (9,404)
Extraordinary gain on early extinguishment of debt.........     --            241     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)..........................................  $     385  ($    587) ($ 15,094) ($ 17,553) ($  9,404)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per share:
  Income (loss) before extraordinary gain..................  $    0.04  ($   0.09) ($   1.71) ($   2.27) ($   1.41)
  Extraordinary gain.......................................     --           0.03     --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $    0.04  ($   0.06) ($   1.71) ($   2.27) ($   1.41)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted average number of common and common equivalent
  shares outstanding.......................................     10,233      9,070      8,839      7,748      6,664
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                       JUNE 30,
               CONSOLIDATED BALANCE SHEET DATA:                  -----------------------------------------------------
                        (IN THOUSANDS)                             1997       1996       1995       1994       1993
---------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Unrestricted and restricted cash, cash equivalents, short-term
  investments and marketable securities........................  $   1,775  $   2,639  $   7,831  $  20,141  $  24,576
Total assets...................................................      8,875     10,111     18,769     33,990     31,843
Debt and capital leases........................................         11      2,452      8,290      7,933      3,156
Stockholders' investment.......................................      4,014      2,473      2,492     18,110     25,123

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------
                             RESULTS OF OPERATIONS

GENERAL

    EcoScience is engaged in marketing, sales and product development, servicing the needs of the agricultural specialties markets and professional pest control operators. The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) a unique biological pest control products to PCOs. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

    The Company's primary products are (i) advanced growing systems based on Stonewool, manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing systems manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendorn Automation B.V.,
(iv) PacRite and Indian River Gold coatings manufactured by EPSC, (v) Bio-Save PostHarvest BioProtectant line of products and (vi) Bio-Blast Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

    EcoScience sells to PCO's through a marketing collaboration with Terminix. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa BioChemical and Shinto Paint Co., Ltd. for biological products in Japan. The Company initiated shipments of Bio-Blast to Maruwa in fiscal 1997.

    The Company's technology is used for the development and application of natural microbial pest control agents and coatings to sustain the freshness of fruits and vegetables. The Company's technology enables it to provide technical support for growers and packers of specialty crops. The Company conducts research on the use of microbial agents to control plant diseases and insect pests, as well as on new applications for natural coatings to sustain nutrition and overall quality in fresh fruits and vegetables.

    In fiscal 1997, the Company (i) expanded marketing of its Bio-Save line of products for the control of postharvest fruit diseases in a wide range of commercial applications, (ii) initiated the U.S. commercial launch of its Bio-Blast Biological Termiticide and (iii) began research on a USDA funded Phase-2 Small Business Innovation Research program on the prevention of postharvest diseases of bananas, which will continue through fiscal years 1998 and 1999. In addition, the Company expects to conduct tests to determine the possibility of extending the range of performance and applicability for both its Bio-Save line of products and its Bio-Blast insect control product.

    The Company derives most its revenues from the AGRO and EPSC operations through the sale of (i) growing medium products to the North American intensive farming and horticulture industries; (ii) sorting, grading and packing systems to the produce packing industry; and (iii) postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

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

1997 Compared to 1996

    The Company's product sales increased $6,702,000 or 47% to $20,853,000 in 1997 from $14,151,000 in 1996. This increase was primarily due to the increase in product sales by AGRO of $6,294,000. The following table sets forth the Company's product sales by operating company for 1997 and 1996:

(IN THOUSANDS)                                                                        1997       1996      INCREASE
----------------------------------------------------------------------------------  ---------  ---------  -----------
AGRO..............................................................................  $  17,388  $  11,094   $   6,294
EPSC..............................................................................      3,045      2,882         163
EcoScience........................................................................        420        175         245
                                                                                    ---------  ---------  -----------
Consolidated......................................................................  $  20,853  $  14,151   $   6,702
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

    AGRO is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, which is an inert growing medium supplied by Grodania A/S, a Denmark based company. The sale of products under the distribution agreement with Grodania A/S accounted for 42%, 45% and 43% of the Company's total product sales in 1997, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely. In August 1995, AGRO entered into a distribution agreement with Aweta B.V., a Netherlands based company, for the exclusive right to sell Aweta B.V.'s sorting, grading and packing products and equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The sale of products under the distribution agreement with Aweta B.V. accounted for 26% and 20% of the Company's total product sales in 1997 and 1996, respectively. Although there are a limited number of sorting, grading and packing equipment manufacturers in the world, the Company's management believes that other suppliers could provide equipment on comparable terms. A change in supplier, however could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales in 1998.

    The Company sold product to an affiliated group of companies ("Affiliates") in the amount of $2,893,000 or 14% of product sales in 1997 and $556,000 or 4% of product sales in 1996. An officer of the Company is also an officer of the Affiliates. Management believes that prices and fees charged to the Affiliates are reasonable. Loss of revenue from this customer would adversely affect operations. Sales to the Affiliates are expected to account for more than 10% of the Company's product sales in 1998.

    The Company's biological product sales increased $598,000 to $795,000 for 1997 compared to $197,000 for 1996. The increase in sales was primarily due to EcoScience's Bio-Blast Biological Termiticide and EPSC's Bio-Save PostHarvest BioProtectant, representing broader market exposure and customer acceptance for both products.

    Cost of goods sold increased $5,308,000 or 51% to $15,702,000 in 1997 from $10,394,000 in 1996 primarily due to product sales increases.

    Gross margin on product sales increased $1,394,000 or 37% to $5,151,000 in 1997 from $3,757,000 in 1996, while gross margin percentage on product sales decreased to 25% in 1997 from 27% in 1996. The decrease in gross margin percentage was primarily due to a change in product mix and lower margin on sales to achieve greater market penetration and competitive factors.

    Research and development expenses decreased $510,000 or 50% to $508,000 in 1997 from $1,018,000 in 1996, due primarily to reductions in personnel and related costs at EcoScience and EPSC. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1998.

    Selling and marketing expenses decreased $131,000 or 5% to $2,463,000 in 1997 from $2,594,000 in 1996, due primarily to the decreases in EPSC's selling and marketing expenses of $236,000, partially offset by an increase of $101,000 at AGRO. The decrease in EPSC's selling and marketing expenses for 1997 was primarily attributable to the reduction of selling and marketing department personnel and related costs during fiscal 1997. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel, promotional and related costs to support new product sales and sales increases.

    General and administrative expenses decreased $137,000 or 6% to $2,107,000 in 1997 from $2,244,000 in 1996, primarily due to the decreases in EcoScience's and EPSC's general and administrative expenses of $16,000 and $123,000, respectively. The decrease in EcoScience's general and administrative expenses for 1997 was primarily attributable to personnel costs, professional fees and related cost reductions. The decrease in EPSC's general and administrative expenses for 1997 was primarily due to personnel costs and related cost reductions.

    In June 1997, the Company reversed $300,000 of accrued restructuring costs no longer deemed necessary for facilities consolidation and relocation, which relate to accrued restructuring costs originally recorded in 1995.

    In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the financing company, which resulted in a reversal of a restructuring charge of $77,000 in 1997.

    The Company charged costs and expenses totaling $273,000 against the restructuring accruals during 1997. The Company completed most of its restructuring activities by the end of fiscal 1997.

    In 1996, the Company reversed $1,550,000 of accrued restructuring costs that related to a termination of a lease for its Worcester corporate headquarters and research and development facility (see Note 9 to the Consolidated Financial Statements).

    Operating income increased $999,000 to $450,000 for 1997 compared to an operating loss of ($549,000) for 1996. The increase in operating income resulted from a $1,394,000 increase in gross profits in 1997 compared to 1996, partially offset by a $395,000 increase in operating expenses. Operating income for 1997 increased $2,172,000 to $73,000 after exclusion of the reversal of restructuring charges of $377,000 and $1,550,000 in 1997 and 1996, respectively. Operating expenses decreased $778,000 or 13% to $5,078,000 for 1997 compared to $5,856,000 for 1996 when the restructuring reversals are excluded for both periods.

    Other income / (expense) decreased $214,000 or 77% to ($65,000) net expenses in 1997 compared to ($279,000) net expense in 1996. The decrease was primarily attributable to a reduction in interest and other expenses of $426,000 or 71%, primarily due to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during 1997 compared to 1996; partially offset by (i) a decrease in investment income of $94,000 resulting from a decline in the average funds available for investment in 1997 compared to 1996 and (ii) a $74,000 gain on sale of property and equipment and a $51,000 gain on settlements of accounts payable recorded in 1996.

    In 1996, the Company realized an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect (see Note 4 to the Consolidated Financial Statements).

    The Company's net income increased $972,000 or $0.10 per share to net income of $385,000 or $0.04 per share for 1997 compared to a net loss of ($587,000) or ($0.06) per share for 1996. Excluding non-recurring amounts, net income for 1997 was $8,000 or $0.00 per share, a $2,386,000 or $0.26 per share improvement, compared to the net loss of ($2,378,000) or ($0.26) per share for 1996. The excluded non-recurring amounts are: (i) for 1997: the $377,000 reversals of restructuring charges; and (ii) for 1996: (a) the $1,550,000 reversal of accrued restructuring costs, and (b) the $241,000 extraordinary gain on early extinguishment of debt.

1996 Compared to 1995

    The Company's product sales increased $1,816,000 or 15% to $14,151,000 in 1996 from $12,335,000 in 1995 primarily due to an increase in AGRO sales of $2,302,000, partially offset by EPSC and EcoScience's product sales decreases. The following table sets forth the Company's product sales by operating company for 1996 and 1995:

                                                                                                         INCREASE
(IN THOUSANDS)                                                                      1996       1995     (DECREASE)
--------------------------------------------------------------------------------  ---------  ---------  -----------
AGRO............................................................................  $  11,094  $   8,792   $   2,302
EPSC............................................................................      2,882      3,018        (136)
EcoScience......................................................................        175        525        (350)
                                                                                  ---------  ---------  -----------
Consolidated....................................................................  $  14,151  $  12,335   $   1,816
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

    Cost of goods sold increased $241,000 or 2% to $10,394,000 in 1996 from $10,153,000 in 1995. In 1996, AGRO's cost of goods sold increased by $1,947,000 due to increased product sales, while cost of goods sold at EcoScience decreased $1,716,000 due to the cessation of manufacturing of the Bio-Path Cockroach Control Chamber.

    Gross margin on product sales increased $1,575,000 or 72% to $3,757,000 in 1996 from $2,182,000 in 1995, while gross margin percentage on product sales increased to 27% in 1996 from 18% in 1995. Gross margin increased primarily due to the cessation of manufacturing of Bio-Path and related cost savings at EcoScience; and an increase in gross margin from AGRO's product sales increases, partially offset by a gross margin decrease at EPSC from product sales decreases.

    Research and development expenses decreased $3,465,000 or 77% to $1,018,000 in 1996 from $4,483,000 in 1995, primarily due to a decrease at EcoScience of $3,783,000 from the implementation of the Company's restructuring program at the close of fiscal 1995, which curtailed and deferred research and development activities for certain product programs, as well as reduced personnel and facility costs. EPSC research and development expenses increased $318,000 in 1996, primarily due to additional personnel and related support expenses for the Bio-Save PostHarvest BioProtectant and other product programs.

    Selling and marketing expenses decreased $1,078,000 or 29% to $2,594,000 in 1996 from $3,672,000 in 1995, primarily due to the decreases in EcoScience's and EPSC's selling and marketing expenses of $860,000 and $418,000, respectively and an increase in AGRO's selling and marketing expenses of $200,000. The decrease in EcoScience's selling and marketing expenses for 1996 was primarily attributable to the Company's restructuring program initiatives. The decrease in EPSC's selling and marketing expenses for 1996 was primarily attributable to the reduction of selling and marketing department personnel and related costs during the latter part of fiscal 1995. The increase in AGRO's selling and marketing expenses was primarily due to additional personnel and related costs to support new product sales and sales increases.

    General and administrative expenses decreased $387,000 or 15% to $2,244,000 in 1996 from $2,631,000 in 1995, primarily due to the decreases in EcoScience's and EPSC's general and administrative expenses of $208,000 and $207,000, respectively, which were partially offset by an increase of $28,000 in such expenses for AGRO. The decrease in EcoScience's general and administrative expenses for 1996 was primarily attributable to the Company's restructuring program initiatives. The decrease in EPSC's general and administrative expenses for 1996 was primarily due to a reduction in personnel and related cost reductions. The increase in AGRO's general and administrative expenses was primarily due to increased business activity and related support costs.

    On January 11, 1996, the Company entered into a lease termination agreement for its Worcester corporate headquarters and research and development facility under which the Company paid the landlord $125,000 and issued 500,000 shares of the Company's common stock with a market value of $500,000 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. After accounting for these settlement provisions, which totaled $650,000, the Company reversed $1,550,000 of accrued restructuring costs in 1996 that related to the accrued restructuring costs which were originally recorded in 1995 ($2,000,000) and the remaining accrued restructuring costs which were originally recorded in 1994 ($200,000).

    The Company charged costs and expenses totaling $1,674,000 against the restructuring accruals during 1996. In addition, the Company reversed $1,550,000 in accrued restructuring costs after accounting for the termination of its Worcester corporate headquarters and research and development facility lease in the third quarter of fiscal 1996. The Company had completed a major portion of its restructuring activities in fiscal 1996. The Company paid and charged expenses totaling $1,746,000 against restructuring accruals during 1995. The Company completed all of the employee terminations related to the 1994 restructuring program in the first half of fiscal 1995 and a portion of the facility consolidation activities in fiscal 1995 (see Note 9 to the Consolidated Financial Statements).

    Operating loss decreased $14,055,000 to ($549,000) for 1996 compared to an operating loss of ($14,604,000) for 1995. The decrease in operating loss resulted from a $12,480,000 decrease of total operating expenses in 1996 compared to 1995, in addition to a $1,575,000 increase in gross profit. The operating loss for 1996 was ($2,099,000), a decrease of $6,505,000 or 76%, when the $1,550,000 reversal of restructuring charge discussed above is excluded, compared to an operating loss of ($8,604,000) for 1995, when the $6,000,000 restructuring charge is excluded. Operating expenses decreased $4,930,000 or 46% to $5,856,000 for 1996 compared to $10,786,000 for 1995 when the restructuring charges / reversals are excluded from both periods.

    Other income / (expense) decreased $211,000 or 43% to ($279,000) net expense in 1996 compared to ($490,000) net expense in 1995. The decrease was primarily attributable to a reduction in interest and other expense of $632,000 or 51% primarily due to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during 1996 compared to 1995, offset by (i) a decrease in investment income of $391,000 resulting from a decline in the average funds available for investment for 1996 and (ii) a decrease in research, development, licensing fees and other income of $30,000. In 1996, EcoScience recorded a $74,000 gain on sale of property and equipment and a $51,000 gain on settlements of accounts payable. In 1995, EcoScience recorded $155,000 in product support payments from Terminix.

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

    The Company's net loss decreased $14,507,000 or $1.65 per share to a net loss of ($587,000) or ($0.06) per share for 1996 compared to a net loss of ($15,094,000) or ($1.71) per share for 1995. Excluding non-recurring amounts, the net loss for 1996 was ($2,378,000) or ($0.26) per share, a $6,716,000 or 74%
decrease compared to the net loss of ($9,094,000) or ($1.03) per share for 1995. The excluded non-recurring amounts for 1996 are: (a) the $1,550,000 reversal of accrued restructuring costs related to the facility lease settlement, and (b) the $241,000 extraordinary gain on early extinguishment of debt; and for 1995: the $6,000,000 restructuring charge.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

    Cash and cash equivalents were $1,247,000 at June 30, 1997 compared to $734,000 at June 30, 1996. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $1,775,000 compared to $2,639,000 at June 30, 1996. Cash provided by operating activities totaled $184,000 and principally represented net income of $385,000. Cash used for financing activities totaled $881,000 in 1997, which consisted principally of payments of $2,037,000 on debt and capital leases, partially offset by proceeds from the issuance of stock of $1,139,000. Cash provided by investment activities in 1997 totaled $1,211,000 and included the proceeds from the sales of short-term investments of $677,000 and the release of restricted cash of $1,205,000, partially offset by purchases of short-term investments of $503,000 and property and equipment of $90,000. The Company's working capital and current ratio were $1,635,000 and 1.3 to 1, respectively, at June 30, 1997 compared to ($308,000) and 0.9 to 1, respectively, at June 30, 1996.

    Debt and capital leases were reduced by $2,441,000 to $11,000 at June 30, 1997 compared to $2,452,000 at June 30, 1996. The reduction was achieved by: (i) negotiating a more flexible and favorable line of credit with the existing lender; (ii) reaching a relatively low borrowing point in seasonal financing needs at June 30, 1997, and (iii) use of proceeds from the private placement of stock to primarily paydown the last remaining capital lease.

    On April 28, 1997, the Company and its lender entered into a new revolving line of credit agreement, under which the Company may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables, as defined, and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount of eligible accounts receivable. Funds borrowed under the new revolving line of credit bear interest at a rate of prime (8.50% at June 30, 1997) plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal is due on April 27, 1998, subject to automatic renewal, as provided. The revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000, as defined. In addition, the new line of credit eliminates certain provisions under the old line of credit as follows: (i) the cash collateral requirement, the balance of which was $749,000 at the time the new line of credit went into effect; (ii) the 67% cash collateral coverage requirement on additional borrowings and (iii) the $1,000,000 minimum cash balance requirement.

    On September 27, 1996, the Company sold 1,040,000 unregistered shares of common stock in a private placement. Net proceeds realized from the equity offering totaled $1,139,000 after fees and expenses totaling $161,000. On September 27, 1996, pursuant to a lease settlement agreement dated August 8, 1996, between the Company and its financing company, the Company paid $880,000 and returned certain leased equipment with a net book value of $308,000 to the financing company in satisfaction of a capital lease obligation, in the amount of $1,248,000 of principal and $17,000 of accrued interest, which resulted in a $77,000 reversal of a restructuring charge.

    In conjunction with the asset valuation and restructuring charges recorded in 1995, the Company implemented and has completed in fiscal 1997 and 1996 most of the program to reduce operating losses and to conserve its cash resources for use in the Company's operating businesses. This restructuring program significantly reduced research and development and general and administrative costs from historical levels. In 1997, the Company funded $273,000 of accrued restructuring costs that had been recorded in 1994 and 1995. In June 1997, the Company reversed $300,000 of accrued restructuring costs recorded in 1995, no longer deemed necessary for facilities consolidation and relocation. The balance of accrued restructuring costs, $457,000 (total current and noncurrent portions), as of June 30, 1997, is expected to be utilized in 1998 and thereafter.

    The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing and marketing of its Bio-Blast and Bio-Save products, and other select development programs in its bio-technology operations. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines at AGRO. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

    The Company plans to finance its cash needs principally with existing cash reserves, represented by approximately $1,247,000 of cash and cash equivalents and $528,000 of short-term investments as of June 30, 1997. The Company believes that such cash reserves, along with revenues from product sales, and funds available under its revolving line of credit, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through June 30, 1998. The Company may need to raise additional funds to finance its ongoing operations after June 30, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. The Company is continuing to explore potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

SEASONALITY

    The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales product mix and other economic factors. Operating revenues may be concentrated in the Company's second and fourth quarters as a result of the North American growing and harvesting seasons. Although the Company believes that the historical trend in quarterly revenues for the second and fourth quarters of each year are generally higher than the first and third quarters; there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------------------

    The Company's consolidated financial statements and supplementary consolidated quarterly financial data for the years ended June 30, 1997, 1996 and 1995, are set forth on pages 26 through 46.

                            ECOSCIENCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                     JUNE 30,
                                                                                               --------------------
ASSETS                                                                                           1997       1996
---------------------------------------------------------------------------------------------  ---------  ---------
Current assets:
  Cash and cash equivalents..................................................................  $   1,247  $     734
  Short-term investments.....................................................................        528        700
  Restricted cash and short-term investments.................................................        --       1,205
  Accounts receivable, less reserves of $150 and $118 at June 30, 1997 and 1996,
    respectively.............................................................................      1,788      1,552
  Inventories................................................................................      1,940      2,001
  Other current assets.......................................................................        842        827
                                                                                               ---------  ---------
    Total current assets.....................................................................      6,345      7,019
                                                                                               ---------  ---------
Property and equipment, net..................................................................        562        998
Intangible assets, net.......................................................................      1,745      1,949
Other noncurrent assets......................................................................        223        145
                                                                                               ---------  ---------
    Total assets.............................................................................  $   8,875  $  10,111
                                                                                               ---------  ---------
                                                                                               ---------  ---------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Current maturities of long-term debt.......................................................  $      10  $   2,441
  Accounts payable...........................................................................      2,641      2,347
  Accrued restructuring costs................................................................        307        730
  Accrued expenses and other current liabilities.............................................      1,752      1,809
                                                                                               ---------  ---------
    Total current liabilities................................................................      4,710      7,327
                                                                                               ---------  ---------
Noncurrent liabilities:
  Long-term debt, less current maturities....................................................          1         11
  Other long-term liabilities................................................................        150        300
                                                                                               ---------  ---------
    Total noncurrent liabilities.............................................................        151        311
                                                                                               ---------  ---------
Commitments and contingencies
Stockholders' investment:
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    none issued and outstanding..............................................................       --         --
  Common stock, $.01 par value, 25,000,000 shares authorized;
    10,401,177 and 9,342,177 shares issued and outstanding at
    June 30, 1997 and 1996, respectively.....................................................        104         93
Additional paid-in capital...................................................................     57,222     56,077
Accumulated deficit..........................................................................    (53,312)   (53,697)
                                                                                               ---------  ---------
    Total stockholders' investment...........................................................      4,014      2,473
                                                                                               ---------  ---------
     Total liabilities and stockholders' investment..........................................  $   8,875  $  10,111
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                            ECOSCIENCE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                              YEARS ENDED JUNE 30,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Product sales.........................................................    $20,853    $14,151    $12,335
Cost of goods sold....................................................     15,702     10,394     10,153
                                                                        ---------  ---------  ---------
Gross profit..........................................................      5,151      3,757      2,182
                                                                        ---------  ---------  ---------
Operating expenses:
  Research and development............................................        508      1,018      4,483
  Selling and marketing...............................................      2,463      2,594      3,672
  General and administrative..........................................      2,107      2,244      2,631
  Asset valuation and restructuring (reversal) charges................       (377)    (1,550)     6,000
                                                                        ---------  ---------  ---------
      Total operating expenses........................................      4,701      4,306     16,786
                                                                        ---------  ---------  ---------
Operating income (loss)...............................................        450       (549)   (14,604)
                                                                        ---------  ---------  ---------
Other income (expense):
  Research, development, licensing fees and other income..............          7        125        155
  Investment income...................................................        105        199        590
  Interest and other expense..........................................       (177)      (603)    (1,235)
                                                                        ---------  ---------  ---------
      Total other expense.............................................        (65)      (279)      (490)
                                                                        ---------  ---------  ---------
Income (loss) before extraordinary gain...............................        385       (828)   (15,094)
Extraordinary gain on early extinguishment of debt....................       --          241       --
                                                                        ---------  ---------  ---------
Net income (loss).....................................................    $   385    ($  587)  ($15,094)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Net income (loss) per common share:
  Income (loss) before extraordinary item.............................    $  0.04   ($  0.09)  ($  1.71)
  Extraordinary gain..................................................       --         0.03       --
                                                                        ---------  ---------  ---------
  Net income (loss)...................................................    $  0.04   ($  0.06)  ($  1.71)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Weighted average number of common and
  common equivalent shares outstanding................................     10,233      9,070      8,839
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                            ECOSCIENCE CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                     (In thousands, except share amounts)

                                                   COMMON STOCK                                    UNREALIZED
                                             -------------------------  ADDITIONAL                   LOSS ON       TOTAL
                                              NUMBER OF       $.01        PAID-IN    ACCUMULATED   SHORT-TERM   STOCKHOLDERS'
                                                SHARES      PAR VALUE     CAPITAL      DEFICIT     INVESTMENTS   INVESTMENT
                                             ------------  -----------  -----------  ------------  -----------  ------------
Balance at June 30, 1994...................     8,841,836   $      88    $  56,287    ($  38,016)   ($    249)   $   18,110
Exercise of stock options..................         6,082        --              1          --           --               1
Retirement of common stock.................        (7,407)       --           --            --           --              --
Cash settlement of price guarantee for
  common stock issued inpurchase of
  American Machinery Corporation...........         --           --           (707)         --           --            (707)
Change in unrealized loss on short-term
  investments..............................         --           --           --            --            182           182
Net loss...................................         --           --           --         (15,094)        --         (15,094)
                                             ------------       -----   -----------  ------------  -----------  ------------
Balance at June 30, 1995...................     8,840,511          88       55,581       (53,110)         (67)        2,492
Exercise of stock options..................         1,666        --              1          --           --               1
Issuance of common stock in settlement of
  WBDC lease...............................       500,000           5          495          --           --             500
Change in unrealized loss on short-term
  investments..............................         --           --           --            --             67            67
Net loss...................................         --           --           --            (587)        --            (587)
                                             ------------       -----   -----------  ------------  -----------  ------------
Balance at June 30, 1996...................     9,342,177          93       56,077       (53,697)        --           2,473
Exercise of stock options..................        19,000        --             17          --           --              17
Issuance of common stock...................     1,040,000          11        1,128          --           --           1,139
Net income.................................         --           --           --             385         --             385
                                             ------------       -----   -----------  ------------  -----------  ------------
Balance at June 30, 1997...................    10,401,177   $     104    $  57,222    ($  53,312)   $       0    $    4,014
                                             ------------       -----   -----------  ------------  -----------  ------------
                                             ------------       -----   -----------  ------------  -----------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                            ECOSCIENCE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                            YEARS ENDED JUNE 30,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).................................................................  $     385  ($    587) ($ 15,094)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation and amortization.................................................        402        580      1,125
      (Gain) loss on sale of investments............................................         (2)        58         23
      Gain on sale of property and equipment........................................       --          (74)      --
      Gain on settlement of accounts payable........................................       --          (51)      --
      Gain on settlement of debt and other liabilities..............................       --         (241)      --
      (Reversal) accrual of restructuring charge....................................       (377)    (1,550)     6,000
      Foreign exchange (gain) loss..................................................        (29)       (13)        58
      Deferred rent.................................................................       --           --        (38)
      Changes in current assets and liabilities:
        Accounts receivable, net.....................................................      (236)       409        377
        Inventories..................................................................        61       (476)       (39)
        Other current assets.........................................................       (15)      (245)       183
        Accounts payable and accrued expenses........................................       268        713     (1,808)
        Accrued restructuring costs..................................................      (273)    (1,174)    (1,746)
                                                                                       ---------  ---------  ---------
      Net cash provided by (used for) operating activities...........................       184     (2,651)   (10,959)
                                                                                       ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment................................................        (90)      (127)      (725)
  Proceeds from sale of property and equipment.......................................       --          368         56
  Payments for companies, net of cash acquired.......................................       --         --         (707)
  Purchases of restricted cash and short-term investments............................       (503)      (705)    (1,494)
  Proceeds from sale of short-term investments.......................................        677      6,159      5,265
  Proceeds from release of restricted cash...........................................      1,205       --         --
  (Increase) decrease in other noncurrent assets.....................................        (78)        95     (1,066)
                                                                                       ---------  ---------  ---------
      Net cash provided by investing activities......................................      1,211      5,790      1,329
                                                                                       ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of stock....................................................      1,139       --         --
  Proceeds from exercise of stock options............................................         17          1          1
  Proceeds from long-term debt.......................................................       --            7      2,567
  Payments on long-term debt and capital leases......................................     (2,037)    (2,900)    (2,278)
                                                                                       ---------  ---------  ---------
      Net cash (used for) provided by financing activities...........................       (881)    (2,892)       290
Effect of exchange rate changes on cash..............................................         (1)         6        (65)
                                                                                       ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.....................................        513        253     (9,405)
Cash and cash equivalents at beginning of period.....................................        734        481      9,886
                                                                                       ---------  ---------  ---------
Cash and cash equivalents at end of period...........................................  $   1,247  $     734  $     481
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Total unrestricted and restricted cash, cash equivalents and
  short-term investments at end of period............................................  $   1,775  $   2,639  $   7,831
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The accompanying notes are an integral part of these consolidated financial statements.

                            ECOSCIENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

1.  OPERATIONS

    EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in marketing, sales and product development, servicing the needs of the agricultural specialties markets and professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) unique biological pest control products to PCOs. The Company focuses on the technical marketing of agricultural specialties products and services, and the development of biological pest control products.

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

    The Company believes cash reserves of $1,247,000 of cash and cash equivalents and $528,000 of short-term investments as of June 30, 1997, along with revenues from product sales, and funds available under its revolving line of credit will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through June 30, 1998. The Company may need to raise additional funds to finance its ongoing operations after June 30, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. The Company is continuing to explore potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

    See Note 9 for further discussion of the Company's prior restructuring programs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

    The consolidated financial statements include the accounts of EcoScience and its wholly owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents and Short-Term Investments

    Cash, cash equivalents and short-term investments consist of highly liquid investments and are stated at the lower of cost or market value. Cash and cash equivalents consist of investments with original maturities of less than 90 days. Short-term investments have original maturities greater than 90 days and such securities are classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company uses the specific identification method in determining the cost basis of short-term investments, and in computing any realized gains or losses from the sale of such securities. Net realized gains on short-term investments were $2,000 in 1997. Net realized losses on short-term investments were $58,000 and $23,000 in 1996 and 1995, respectively.

    Cash and cash equivalents consist of cash and highly liquid money market funds, the balance of which was $1,247,000 and $734,000 at June 30, 1997 and 1996, respectively. Short-term investments consist of United States government obligations with an original maturity date of greater than 90 days, the balance of which was $528,000 and $700,000 at June 30, 1997 and 1996, respectively. Restricted cash and short-term investment balance at June 30, 1997 was $0 and at June 30, 1996 consisted of $80,000 in cash and $1,125,000 in certificate of deposits with original maturity of dates greater than 90 days, for a total of $1,205,000. Aggregate fair value of the Company's short-term investments held at June 30, 1997 and 1996 approximated cost and therefore no unrealized holding gain or loss is reflected in the consolidated financial statements.

(d) Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses; which to date, such credit losses have been insignificant and within management's expectations.

(e) Inventories

    Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                             (IN THOUSANDS)
                                                                JUNE 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
Raw materials.............................................. $   17     $  226
Finished goods.............................................  1,923      1,775
                                                           ---------  ---------
                                                            $1,940     $2,001
                                                           ---------  ---------
                                                           ---------  ---------

    Finished goods inventories include material, labor and manufacturing overhead.

(f) Other Current Assets

        Other current assets consist of the following:

                                                             (IN THOUSANDS)
                                                                JUNE 30,
                                                           -------------------
                                                             1997      1996
                                                           --------- ---------
Prepaid insurance..........................................  $ 35      $ 34
Prepaid equipment project costs............................   653       639
Non-trade receivables......................................    46        57
Other......................................................   108        97
                                                           ---------  ---------
                                                             $842      $827
                                                           ---------  ---------
                                                           ---------  ---------

(g) Property and Equipment

       Property and equipment is summarized as follows:

                                                             (IN THOUSANDS)
                                                                JUNE 30,
                                                           -------------------
                                                             1997       1996
                                                           --------- ---------
Laboratory equipment......................................   $ 65       $990
Furniture, fixtures and equipment.........................    926      1,543
Leasehold improvements....................................     62         61
Assets under capital leases...............................    --         585
                                                           --------- ---------
                                                             1,053     3,179
Less accumulated depreciation and amortization............    (491)   (2,181)
                                                           --------- ----------
                                                            $  562    $  998
                                                           --------- ----------
                                                           --------- ----------

    The Company provides for depreciation and amortization using the declining balance and straight line methods by charges to operations in amounts estimated to allocate the cost of these assets over their useful lives as follows:


CLASSIFICATION                                             ESTIMATED USEFUL LIFE
--------------                                             ---------------------
Laboratory equipment....................................           5 Years
Furniture, fixtures and equipment.......................          5-7 Years
Leasehold improvements..................................        Life of Lease
Assets under capital leases.............................          3-25 Years


    Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

(h) Intangible Assets

    Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight line method over 20 years. Other intangible assets relating to acquired businesses consist principally of amounts attributable to distribution agreements and other deferred costs. The amortization for distribution agreements and other assets is on a straight line basis over five years.

    Goodwill, net of accumulated amortization, was $1,710,000 and $1,815,000 at June 30, 1997 and 1996, respectively. The accumulated amortization of goodwill and other intangible assets totaled $823,000 and $619,000 at June 30, 1997 and 1996, respectively. Amortization of goodwill and other intangible assets included in the accompanying consolidated statements of operations was $204,000, $204,000 and $195,000 in 1997, 1996 and 1995,
respectively.

(i) Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities consist of the following:

                                                             (IN THOUSANDS)
                                                                JUNE 30,
                                                           --------------------
                                                            1997       1996
                                                           --------- ---------
Payroll related costs...................................... $  136     $  107
Professional fees..........................................    146        152
Accrued warranty costs.....................................     59        --
Accrued inventory purchases................................     83        202
Customer deposits..........................................    971        986
Other......................................................    357        362
                                                            -------- ----------
                                                             $1,752    $1,809
                                                            -------- ----------
                                                            -------- ----------


(j) Revenue Recognition

    Product sales revenue is recognized upon shipment or equipment installation, as applicable. The Company recognizes revenue under research and development agreements in accordance with the terms of the respective contracts which typically stipulate as the work is performed and costs are incurred. The Company recognizes license fees under sales and license agreements, as certain milestones are achieved and related non-refundable license fees are received.

(k) Research and Development Expenses

      The Company charges research and development expenses to operations as incurred.

(l) Foreign Currency Translation

        Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at year end exchange rates. Revenue and expense items are translated at average rates prevailing during the year. Cumulative translation adjustments have been immaterial. Transaction gains and losses are included in the results of operations as incurred.

(m) Earnings Per Share

      Net income (loss) per share is calculated based upon the weighted average number of common shares outstanding during the year plus, in years in which they have a dilutive effect, the effect of common share equivalents which arise from the assumed exercise of stock options and warrants.

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending June 30, 1998. The adoption of this standard will require restatement of prior years' earnings per share.

    If the Company had adopted the new standard in 1997, basic earnings per common share would have been $0.04, based on 10,137,000 basic weighted average shares. Diluted earnings per share would have been $0.04, based on 10,224,000 diluted weighted average shares.

(n) Fair Value of Financial Instruments

       No class of financial instrument had a material difference between its carrying value and estimated fair value based on market quotations, projected cash flows or other estimating methods.

(o) Supplemental Cash Flow Information

       The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:

                                                                                                     (IN THOUSANDS)
                                                                                           -------------------------------
                                                                                                 YEARS ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                               1997       1996       1995
                                                                                           ---------  ---------  ---------
Cash paid for:
  Interest.................................................................................  $     196  $     608  $     930
  Income taxes.............................................................................         15         18         60
Non-cash investing and financing activities:
  Disposition of assets under capital lease................................................        308      2,936         --
  Termination of capital lease obligation..................................................       (405)    (3,500)        --
  Termination of operating lease obligation and related reduction of accrued restructuring
    costs..................................................................................         --     (2,050)        --
  Issuance of common stock in exchange for termination of operating lease obligation.......         --        500         --

(p) Long Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" ("SFAS 121"). The Company was required to adopt this standard as of July 1, 1996. SFAS 121 requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The implementation of this standard had no impact on the 1997 fiscal year financial statements.

(q) Stock Based Compensation

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which encourages, but does not require that an entity account for employee stock based compensation under a fair value based method. SFAS 123 allows an entity to continue to measure compensation cost for employee stock based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company continues to account for employee stock based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (See Note 5).

(r) Income Taxes

        The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities at currently enacted tax laws and rates.

(s) Reclassifications

       Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the current year presentation.

4.  DEBT AND LEASES

(a) Long-Term Debt

       Long-term debt consists of the following:

                                                                                                        (IN THOUSANDS)

                                                                                                           JUNE 30,
                                                                                                    ----------------------

                                                                                                       1997        1996
                                                                                                       --------  ---------
Revolving line of credit..........................................................................   $      --   $   1,041
Installment notes.................................................................................          11          21
                                                                                                        ------   ---------
                                                                                                            11       1,062
Less current maturities...........................................................................         (10)     (1,051)
                                                                                                        ------   ---------
                                                                                                     $       1   $      11
                                                                                                        ------   ---------
                                                                                                        ------   ---------

    As of June 30, 1997, the future maturities of long-term debt are as follows:

                                                              (IN THOUSANDS)
               YEARS ENDING JUNE 30,                              AMOUNT
               --------------------                          -----------------
                  1998....................................        $  10
                  1999....................................            1
                  2000....................................           --
                  2001....................................           --
                  2002....................................           --


    On April 28, 1997, the Company and its lender entered into a new revolving line of credit agreement, under which the Company may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables, as defined, and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount of eligible accounts receivable. Funds borrowed under the new revolving line of credit bear interest at a rate of prime (8.50% at June 30, 1997) plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal is due on April 27, 1998, subject to automatic renewal, as provided. The revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000, as defined. In addition, the new line of credit eliminates certain provisions under the old line of credit as follows: (i) the cash collateral requirement, the balance of which was $749,000 at the time the new line of credit went into effect; (ii) the 67% cash collateral coverage requirement on additional borrowings and (iii) the $1,000,000 minimum cash balance requirement.

    In connection with the acquisition of American Machinery Corporation ("AMC") in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share with no related income tax effect. As part of this settlement, the Company also issued a warrant to purchase 50,000 shares of its common stock at $2.00 per share to the shareholder of AMC.

(b) Leases

    On January 11, 1996, the Company and its landlord entered into a lease termination agreement with respect to certain space at its former corporate headquarters and research and development facility in Worcester, Massachusetts, under which the Company paid the landlord $125,000 on January 18, 1996 and issued 500,000 shares of the Company's common stock with a market value of $500,000 on January 22, 1996 in exchange for an immediate termination of the lease. Additionally, the Company incurred approximately $25,000 for expenses related to the completion of the transaction. See Note 9 for a discussion of these transactions and their impact on restructuring accounting in fiscal 1996.

    In May 1993, the Company entered into a 15 year capital lease agreement for a manufacturing facility in Northborough, Massachusetts. The present value of the minimum lease payments under this capital lease obligation was $3,525,000 at September 29, 1995. On September 29, 1995, the Company and the lessor entered into a lease termination agreement under which the Company paid the lessor on October 31, 1995 approximately $195,000; released to the lessor approximately $305,000 held in an escrow account; and agreed to make an advance lease payment for the period October 1995 through December 1995 to the lessor in exchange for an early termination and release from the remaining lease obligations effective December 31, 1995. The effect of this lease termination on the consolidated financial statements during fiscal 1996 was to reduce assets under capital leases by $2,936,000 and capital lease obligations by $3,500,000, and to increase accrued restructuring costs by $73,000.

    On June 30, 1994, the Company sold certain manufacturing equipment and leasehold improvements with an original cost of approximately $3,800,000 to a financing company. The Company, in turn, leased the equipment and improvements back from the financing company. The lease was accounted for as a capital lease obligation. On October 11, 1995, the Company and the financing company entered into an agreement which modified the lease pursuant to which the financing company waived a payment default which occurred in September 1995, in exchange for the Company's advance payment of approximately $1,135,000, which resulted in a decrease to accrued restructuring costs of $45,000 in fiscal 1996. This payment satisfied the total amount of the obligation outstanding under rental schedule No. 2 to the lease. In addition, the Company issued to the financing company a warrant to purchase 100,000 shares of common stock for $3.00 per share pursuant to the terms of this agreement. The Company continued to make the remaining monthly payments under rental schedule No. 1 to the lease until the remaining obligation was fully satisfied on September 27, 1996, with the proceeds from an equity offering. Pursuant to a lease settlement agreement dated August 8, 1996, between the Company and the financing company, the Company paid $880,000 and returned certain leased equipment with a net book value of $308,000 to the financing company as satisfaction of its remaining capital lease obligation under rental schedule No. 1 of approximately $1,248,000 of principal and $17,000 of accrued interest on September 27, 1996, which resulted in a reversal of a restructuring charge of $77,000. Accordingly, the Company reclassified $880,000 from "long-term debt and capital leases" to "current maturities of noncurrent liabilities" in the consolidated balance sheet to reflect the impact of this agreement as of June 30, 1996.

    Future minimum lease payments under non-cancelable operating leases are as follows:

                                            (IN THOUSANDS)
YEARS ENDING JUNE 30,                           AMOUNT
-----------------------------------------  ---------------
   1998......................................   $  485
   1999......................................      377
   2000......................................       95
   2001......................................       56
   2002......................................        9
Thereafter................................          --
                                               ---------
Total minimum lease payments..............      $1,022
                                               ---------
                                               ---------

    Rental expense included in the accompanying consolidated statements of operations was $392,000, $833,000, and $1,064,000 for 1997, 1996 and 1995,
respectively. Sublease rental income was ($33,000), (346,000) and ($302,000) for 1997, 1996 and 1995, respectively.

5.  STOCKHOLDERS' INVESTMENT

(a) Private Placement

    In September 1996, the Company sold 1,040,000 unregistered shares of common stock in a private placement. Net proceeds realized from the equity offering totaled $1,139,000 after fees and expenses totaling $161,000. In connection with the offering, the Company also issued a warrant to purchase 156,000 shares of its common stock at $2.00 per share to the placement agent. The Company agreed to register the shares of the offering and warrant within nine months under the Securities Act of 1933. The registration was declared effective in April 1997.

(b) Common Stock Purchase Warrants

    The Company has issued warrants to purchase shares of its common stock to certain stockholders, directors and consultants of the Company. Outstanding warrants expire through 2002. The following table summarizes warrant activity for the three years ended June 30, 1997:

                                                                     NUMBER OF      PRICE PER     WEIGHTED AVERAGE
                                                                     WARRANTS      SHARE RANGE     EXERCISE PRICE
                                                                    -----------  ---------------  -----------------
Outstanding at June 30, 1994......................................     360,047   $  0.38--$11.00      $    6.60
  Granted.........................................................          --          --                   --
                                                                      ---------  ---------------      ---------
Outstanding at June 30, 1995......................................     360,047       0.38--11.00           6.60
  Granted.........................................................     250,000       1.38-- 3.00           2.15
  Canceled........................................................    (151,087)      0.38-- 9.55           4.07
                                                                      ---------  ---------------      ---------
Outstanding at June 30, 1996......................................     458,960       1.38--11.00           5.01
  Granted.........................................................     281,554       1.00-- 3.75           2.30
  Canceled........................................................     (78,960)      6.00--11.00          10.22
                                                                      ---------  ---------------      ---------
Outstanding at June 30, 1997......................................     661,554   $   1.00--$9.75      $    3.24
                                                                      ---------  ---------------      ---------
                                                                      ---------  ---------------      ---------
Exercisable at June 30, 1997......................................     631,024   $   1.00--$9.75      $    3.33
                                                                      ---------  ---------------      ---------
                                                                      ---------  ---------------      ---------

(c) Stock Option Plans

    In May 1991, the Board of Directors approved a stock option plan (the "1991 Plan") to grant options to acquire up to 1,300,000 shares of common stock to employees and consultants. Options granted under the 1991 Plan vest over various periods and expire no later than 10 years from the date of grant. Options have been granted at the fair value of the Company's common stock on the date of grant.

    On December 13, 1994, the Compensation Committee of the Board of Directors authorized the Company to offer an exchange with each holder (who was then an employee but not an executive officer or director of the Company) of stock options granted under the 1991 Plan, a new stock option for a number of shares equal to the number of shares remaining unexercised under the then existing stock option at the time of exchange subject to certain conditions. The option price of each new stock option granted under this offer was equal to the fair market value ($2.125 per share) of the Company's common stock on the date of authorization. A total of 169,483 stock options were exchanged under this offer during 1995.

    In November 1996, the Board of Directors approved an amendment to the Company's 1991 Stock Option Plan. The amendment provides for the number of shares of the Company's common stock which may be granted under the 1991 Stock Option Plan shall be increased from 1,300,000 to 1,800,000 shares. The Board authorized this increase to ensure a sufficient number of option shares would be available for future grants. This amendment is being submitted to stockholders for ratification at the Company's next annual meeting.

    Option activity for the three years ended June 30, 1997, is summarized as follows:

                                                             NUMBER OF      PRICE PER     WEIGHTED AVERAGE
                                                              OPTIONS      SHARE RANGE     EXERCISE PRICE
                                                            -----------  ---------------  -----------------
Outstanding at June 30, 1994..............................     855,847   $ 0.38 - $11.38      $    6.30
  Granted.................................................      18,250     1.84 -   4.88           3.09
  Exercised...............................................      (6,082)             0.45           0.45
  Canceled................................................    (406,982)    0.45 -  11.38           8.30
                                                            -----------  ---------------          -----
Outstanding at June 30, 1995..............................     461,033     0.38 -  11.38           4.48
  Granted.................................................     550,500     0.56 -   1.63           0.97
  Exercised...............................................      (1,666)             0.45           0.45
  Canceled................................................    (173,851)    0.60 -  11.38           0.43
                                                            -----------  ---------------          -----
Outstanding at June 30, 1996..............................     836,016     0.38 -  11.38           2.17
  Granted.................................................     340,178     0.94 -   2.50           1.21
  Exercised...............................................     (19,000)             0.88           0.88
  Canceled................................................    (271,816)    0.38 -  11.38           3.99
                                                            -----------  ---------------          -----
Outstanding at June 30, 1997..............................     885,378   $  0.56 -  7.00      $    1.27
                                                            -----------  ---------------          -----
                                                            -----------  ---------------          -----
Exercisable at June 30, 1997..............................     428,003   $  0.56 -  7.00      $    1.38
                                                            -----------  ---------------          -----
                                                            -----------  ---------------          -----

    All stock options and warrants granted by the Company were granted at exercise prices not less than the fair market value of the Company's common stock on the date of grant.

    The Company accounts for its common stock purchase warrants and options plans based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net income (loss) and net income (loss) per share for 1997 and 1996 would have been as follows:

                                                                                                    (IN THOUSANDS)
                                                                                                 YEARS ENDED JUNE 30,
                                                                                                 --------------------
                                                                                                    1997       1996
                                                                                                 ---------  ---------
Net loss.......................................................................................  ($    106) ($    738)
                                                                                                 ---------- ----------
                                                                                                 ---------- ----------
Net loss per share.............................................................................  ($   0.01) ($   0.08)
                                                                                                 ---------- ----------
                                                                                                 ---------- ----------


    Because SFAS 123 has not been applied to warrants and options granted prior to July 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future periods.

    Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Shoals option pricing model with the weighted average assumptions in 1997 and 1996, respectively as follows: (i) risk free interest rate of 6% for both years; (ii) expected life of approximately eight years for both years; and (iii) expected volatility of 70% for both years. The weighted average fair value of the options granted during 1997 and 1996 was $0.86 and $0.69, respectively.

6.  INCOME TAXES

    As of June 30, 1997, the Company had available net operating loss carryforwards of approximately $44,000,000 and research and development tax credit carryforwards of approximately $900,000 to reduce future federal income taxes, if any. These carryforwards expire through 2010 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Company's ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. The Company has completed numerous financings which may have resulted in a change in ownership in excess of 50%, as defined. Therefore, utilization of net operating loss and tax credit carryforwards may be limited due to ownership changes.

The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                                                                                 (IN THOUSANDS)
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Deferred tax assets.........................................................................  $  16,000  $  16,500
Valuation allowance.........................................................................    (16,000)   (16,500)
                                                                                              ---------  ---------
                                                                                              $      --  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                                                                 (IN THOUSANDS)
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Net operating losses........................................................................  $  15,000  $  15,600
Other temporary differences.................................................................        100     --
Research and development credits............................................................        900        900
                                                                                              ---------  ---------
                                                                                              $  16,000  $  16,500
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Due to the uncertainty surrounding the timing of realizing the potential benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

7.  TRANSACTIONS WITH AFFILIATES

    The Company sold product to an affiliated group of companies ("Affiliates") in the amount of $2,893,000 or 14% of product sales in 1997 and $556,000 or 4% of product sales in 1996. An officer of the Company is also an officer of the Affiliates. Net amount due from the Affiliates was $348,000 and $89,000 at June 30, 1997 and 1996, respectively. The Affiliates also pay a monthly fee to the Company for facilities and other costs amounting to $39,000 and $55,000 for 1997 and

1996, respectively. Management believes that prices and fees charged to the Affiliates are reasonable.

8.  SALES, LICENSE AND DEVELOPMENT AGREEMENTS

    AGRO has a distribution agreement with an unrelated company for a term of five years ending in December 1997, with automatic one-year extensions unless either party elects to terminate the agreement. Its extension is being actively negotiated. The agreement grants AGRO the exclusive right to sell the unrelated company's product in the United States and Canada. The agreement requires AGRO to maintain minimum annual sales which, if not met, would allow the unrelated company to modify the exclusivity of the agreement. The sale of products under this agreement accounted for 42%, 45% and 43% of the Company's total product sales for the years ended June 30, 1997, 1996 and 1995, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

    In August 1995, AGRO entered into a distribution agreement with an unrelated company for an initial term of three years for the fruit, vegetable and flower markets in the United States and Canada ending in September 1998, and in the fruit, vegetable and flower markets in the Caribbean and Mexico ending in August 1997, which has been extended to August 1998. These agreements will be automatically extended for each of the respective terms set forth above unless either party elects to terminate the agreement upon ninety days prior written notice. The agreement grants AGRO the exclusive right to sell the unrelated company's sorting, grading and packing products and equipment in the United States, Canada, Mexico and the Caribbean. The agreement requires AGRO to secure annually certain minimum market share percentage of the market for sorting, grading and packing machines. The sale of products under this agreement accounted for 26% and 20% of total product sales for the fiscal years ended June 30, 1997 and 1996, respectively. Although there are a limited number of sorting, grading and packing equipment manufacturers in the world, the Company's management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay in filling orders, as well as a possible loss of sales, which would affect operating results adversely.

    In September 1995, AGRO entered into a distribution agreement with an unrelated company for a term commencing on July 1, 1995 and ending on June 30, 1997, with automatic one year extensions unless either party elects to terminate the agreement with three months advanced notice in writing. The agreement has been extended to June 30, 1998. The agreement grants AGRO the exclusive right to sell the unrelated company's environment control products and accessories in the United States, Canada and Mexico.

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

    In June 1993, the Company entered into a Sales and License Agreement (the "Maruwa Agreement") with Maruwa BioChemical Co., Ltd. to license certain biopesticide technology for control of cockroaches. Under the agreement, Maruwa Biochemical will pursue at its own expense the registration and commercialization of the Company's cockroach and termite control products in Japan. At this time emphasis has shifted to the Bio-Blast product and the Company anticipates entering into a formal agreement with Maruwa for the Bio-Blast product. The Company will retain manufacturing rights and will receive royalties on sales of Bio-Blast.

    In June 1993, the Company entered into an agreement to sub-license certain technology and patents for the manufacture and sale of vegetable and fruit coating products under the name Nature Seal. Under this sub-license, the Company agreed to pay a royalty or, in certain circumstances, a percentage of profits on sales of products incorporating the Nature Seal technology, and certain minimum annual licensing fees payable to the USDA. While the sub-license agreement extends until expiration of the last to expire patents covering the Nature Seal technology, the Company has elected to no longer pursue this technology.

9.  ASSET VALUATION AND RESTRUCTURING CHARGES

    The Company's consolidated statement of operations for 1995 included a $6,000,000 or $0.68 per share charge to write down the value of certain assets and to provide for the costs associated with the closure of the Company's facilities located in Worcester, Northborough, and Shrewsbury, Massachusetts, and for reductions in the Massachusetts based work force. The write-down of assets in 1995 included a $1,946,000 non-cash charge against the Company's investment in manufacturing, laboratory, and office property and equipment located in Massachusetts and approximately a $354,000 non-cash charge for certain other assets to their respective net realizable values. As of June 30, 1996 and 1995, these assets had a net book value of approximately $328,000 and $3,835,000, respectively, and were intended to be disposed of in fiscal 1997 and 1996, respectively. The remaining $3,700,000 consisted of accrued charges for the costs of facility lease settlements ($2,000,000), manufacturing plant shut-down ($497,000), severance benefits for 33 employees primarily in the research and development and manufacturing areas ($1,035,000), and other contractual obligations, including the termination of certain inventory supply and distribution agreements ($168,000) related to the restructuring program adopted in fiscal 1995. The Company completed all of the employee terminations related to a 1994 restructuring program in the first half of 1995 and a portion of the facility consolidation activities in 1995. The Company completed a major portion of its 1995 restructuring program activities in fiscal 1996 and 1997 and the remaining restructuring program initiatives are expected to be completed in fiscal 1998 and thereafter.

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

During fiscal 1997, the Company paid and charged $273,000 of restructuring related costs of which $157,000 related to employee severance benefits, and $116,000 related to other contracted liabilities. As of June 30, 1997, accrued restructuring costs of $457,000 (total current and noncurrent portions) consisted of $250,000 for facility consolidations and lease settlements, $137,000 for employee severance benefits and $70,000 for other contractual liabilities.

10. GEOGRAPHIC SEGMENT INFORMATION

    Financial information segregated by major geographic area is summarized as follows:

                                                                                           (IN THOUSANDS)

                                                                                        YEARS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                    1997       1996        1995
                                                                                  ---------  ---------  ----------
Revenues:
  United States.................................................................  $  15,210  $   9,730  $    8,771
  Canada........................................................................      5,643      4,421       3,564
                                                                                  ---------  ---------  ----------
     Consolidated...............................................................  $  20,853  $  14,151  $   12,335
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Net income (loss):
  United States.................................................................  $     309  ($    587) ($  15,122)
  Canada........................................................................         76         --          28
                                                                                  ---------  ---------  ----------
     Consolidated...............................................................  $     385  ($    587) ($  15,094)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                                                                                               JUNE 30,
                                                                                     -------------------------------
                                                                                      1997       1996       1995
                                                                                     ---------  ---------  ---------
Identifiable assets:
  United States...................................................................  $   7,829  $   9,316  $  18,143
  Canada..........................................................................      1,226      1,412      1,364
  Intercompany eliminations.......................................................       (180)      (617)      (738)
                                                                                    ---------  ---------  ---------
     Consolidated.................................................................  $   8,875  $  10,111  $  18,769
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is an analysis of certain items in the consolidated statements of operations by quarter for 1997 and 1996:

Consolidated Statements of
Operations Data:

                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                                    1997
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
Revenues...................................................................   $   4,508    $   7,753    $   3,633    $   4,959
Cost of goods sold.........................................................       3,405        6,049        2,608        3,640
                                                                             -----------  -----------  -----------  -----------
Gross profit...............................................................       1,103        1,704        1,025        1,319
Research and development...................................................         128          153          128           99
Asset valuation and restructuring reversal.................................         (77)      --           --             (300)
Selling, general, administrative and other.................................       1,173        1,180        1,208        1,074
                                                                             -----------  -----------  -----------  -----------
Net income (loss)..........................................................   ($    121)   $     371    ($    311)   $     446
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------
Net income (loss) per common share.........................................   ($   0.01)   $    0.04    ($   0.03)   $    0.04
                                                                             -----------  -----------  -----------  -----------
                                                                             -----------  -----------  -----------  -----------

                                                                                                  1996
                                                                            ------------------------------------------------
                                                                               FIRST       SECOND        THIRD      FOURTH
                                                                              QUARTER      QUARTER      QUARTER     QUARTER
                                                                            -----------  -----------  -----------  ---------
Revenues..................................................................   $   4,095    $   4,262    $   3,097   $   2,697
Cost of goods sold........................................................       3,147        2,933        2,097       2,217
                                                                            -----------  -----------  -----------  ---------
Gross profit..............................................................         948        1,329        1,000         480
Research and development..................................................         312          274          197         235
Asset valuation and restructuring reversal................................      --           --           (1,550)     --
Selling, general, administrative and other................................       1,252        1,330        1,243       1,292
                                                                            -----------  -----------  -----------  ---------
Income (loss) before extraordinary gain...................................        (616)        (275)       1,110      (1,047)
Extraordinary gain on early extinguishment of debt........................      --           --              241      --
                                                                            -----------  -----------  -----------  ---------
Net income (loss).........................................................   ($    616)   ($    275)   $   1,351   ($  1,047)
                                                                            -----------  -----------  -----------  ---------
                                                                            -----------  -----------  -----------  ---------
Net income (loss) per share:
  Income (loss) before extraordinary gain.................................   ($   0.07)   ($   0.03)   $    0.12   ($   0.11)
  Extraordinary gain......................................................      --           --             0.03      --
                                                                            -----------  -----------  -----------  ---------
  Net income (loss).......................................................   ($   0.07)   ($   0.03)   $    0.15   ($   0.11)
                                                                            -----------  -----------  -----------  ---------
                                                                            -----------  -----------  -----------  ---------

                              ARTHUR ANDERSEN, LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
 of EcoScience Corporation:

    We have audited the accompanying consolidated balance sheets of EcoScience Corporation (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoScience Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP



Roseland, New Jersey
September 3, 1997





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item, in addition to that set forth above in Part I under the caption "Executive Officers of the Registrant" is set forth in the section entitled "Election of Directors" contained in the Company's definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") in connection with the Company's 1997 Special Meeting in lieu of the Annual Meeting of Stockholders to be held on November 25, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Security ownership of management and certain beneficial owners and information related thereto is included in Notes to the Consolidated Financial Statements contained in Item 8 above, as it pertains to certain transactions and in the section entitled "Security Ownership of Beneficial Owners and Management" contained in the Proxy Statement and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Transactions with management and related parties and information related thereto is included for certain transactions in Notes to the Consolidated Financial Statements contained in Item 8, above, and certain other information is included in the section entitled "Certain Transactions" contained in the Proxy Statement and such information is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)     The following consolidated financial statements of the Company and its subsidiaries for the years ended June 30, 1997, 1996 and 1995, are included at the pages indicated below:

                                                                                                  PAGE
                                                                                                  ----

           Consolidated Balance Sheets....................................................          26
           -As of June 30, 1997 and 1996

           Consolidated Statements of Operations..........................................          27
           -For the Years Ended June 30, 1997, 1996 and 1995

           Consolidated Statements of Changes in Stockholders' Investment.................          28
           -For the Years Ended June 30, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows..........................................          29
           -For the Years Ended June 30, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements.....................................          30

           Report of Independent Public Accountants.......................................          46

(a)(2)     There are no consolidated financial statement schedules required to be presented herein:

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(a)(3)     The following Exhibits are included in this Annual Report on Form 10-K:


 EXHIBIT                                       EXHIBIT
 NUMBER                                      DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------

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

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------


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

  10.5       8% Convertible Preferred Stock Purchase Agreement between the Registrant and the other parties named therein, dated June 29, 1988, amended and restated on December 6, 1989, and amended June 7, 1991 and
             July 30, 1991 [incorporated by reference to Exhibit 10.5 to the Registrant's Registration
             Statement on Form S-1, Registration Statement No. 33-44664].

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

    * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------


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

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------


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

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------

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

  10.42      Loan Modification Agreement dated as of July 5, 1996, by and among the Registrant, Agro Dynamics, Inc.,
             Agro Dynamics Canada Inc., and Silicon Valley Bank [Incorporated by reference to Exhibit 10.42 to
             Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.43      Loan Modification Agreement dated as of September 5, 1996, by and among the Registrant, Agro Dynamics,
             Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank [Incorporated by reference to Exhibit
             10.43 to Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.44      Loan Modification Agreement dated as of October 5, 1996, by and among the Registrant, Agro Dynamics,
             Inc., Agro Dynamics Canada Inc., and Silicon Valley Bank [Incorporated by reference to Exhibit
             10.44 to Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.45      Private Placement Memorandum dated September 20, 1996 for Offering of Registrant's Common Stock
             [Incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------


  10.47      Master Equipment Lease Settlement Agreement dated as of August 8, 1996, between the Registrant and
             Financing For Science International, Inc. [Incorporated by reference to Exhibit 10.47 to
             Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.48      Common Stock Warrant between the Registrant and Aeroglide Corporation [Incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.49      Form of Stock Purchase Agreement dated September 25, 1996, by and among EcoScience Corporation, Taglich
             Brothers, D'Amadeo, Wagner & Company, Incorporated, and other entities [Incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1996].

  10.50      Loan and Security Agreement dated as of April 28, 1997 by and among the Registrant, Agro Dynamics, Inc.,
             Agro Dynamics Canada Inc. and EcoScience Produce Systems Corp. and Silicon Valley Bank.
             [incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for
             the Quarter Ended March 31, 1997].

  10.51      Schedule to Loan and Security Agreement dated as of April 28, 1997 by among the Registrant, Agro
             Dynamics, Inc., Agro Dynamics Canada Inc. and EcoScience Produce Systems Corp. and Silicon Valley Bank.
             [incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-Q for
             the Quarter Ended March 31, 1997].

  10.52      Continuing Guaranty by each of the Registrant, EcoScience Produce Systems Corp. and Agro Dynamics, Inc.
             guaranteeing the obligations of the Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc.
             and Agro Dynamics Canada Inc. in favor of Silicon Valley Bank. [incorporated by reference to
             Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31,
             1997].

  10.53      Continuing Guarantee by Agro Dynamics Canada Inc. guaranteeing the obligations of the Registrant in favor of Silicon Valley Bank. [incorporated by reference to Exhibit 10.53 to the Registrant's
             Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997].

  10.54      Collateral Assignment, Patent Mortgage and Security Agreement by and between EcoScience Corporation
             (Assignor) and Silicon Valley Bank (Assignee). [incorporated by reference to Exhibit 10.54 to the
             Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997].

  EXHIBIT                                                    EXHIBIT
  NUMBER                                                   DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------


  10.55      Collateral Assignment, Patent Mortgage and Security Agreement by and between EcoScience Produce Systems
             Corp. (Assignor) and Silicon Valley Bank (Assignee). [incorporated by reference to Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997].

  10.56      Collateral Assignment, Patent Mortgage and Security Agreement by and between Agro Dynamics, Inc.
             (Assignor) and Silicon Valley Bank (Assignee). [incorporated by reference to Exhibit 10.56 to the
             Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997].

  21         Subsidiaries of the Registrant [filed herewith].

  23         Consent of Arthur Andersen LLP [filed herewith].

  24         Powers of Attorney of officers and directors of the Company [included in the signature page filed on October 1, 1997].

  27         Financial Data Schedule for the Fiscal Year Ended June 30, 1997 [filed herewith]

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of East Brunswick, the State of New Jersey, on September 30, 1997.

                                ECOSCIENCE CORPORATION

                                BY:  /s/ Michael A. DeGiglio
                                     -----------------------------------------
                                       Michael A. DeGiglio
                                       President and Chief Executive Officer

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



NAME                                       TITLE                          DATE
----                                       -----                          ----

/s/ Michael A. DeGiglio            President, Chief Executive       September 30, 1997
-------------------------------    Officer and Director
    Michael A. DeGiglio

/s/ Harold A. Joannidi             Treasurer, Secretary and         September 30, 1997
-------------------------------    Corporate Controller
    Harold A. Joannidi

/s/ Kenneth S. Boger
-------------------------------
    Kenneth S. Boger               Director                         September 30, 1997



NAME                                       TITLE                          DATE
----                                       -----                          ----

/s/ E. Andrews Grinstead III
-------------------------------
    E. Andrews Grinstead III       Director                         September 30, 1997

/s/ Larry M. Nouvel
-------------------------------
    Larry M. Nouvel                Director                         September 30, 1997

/s/ David J. Ryan
-------------------------------
    David J. Ryan                  Chairman of the Board            September 30, 1997

/s/ Heinz K. Wehner
-------------------------------
    Heinz K. Wehner                Director                         September 30, 1997


                             ECOSCIENCE CORPORATION

                                 EXHIBIT INDEX


 EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT               PAGE NO.
------------                                       ----------------------               --------

    21           Subsidiaries of the Registrant as of June 30, 1997                        58

    23           Consent of Independent Public Accountants                                 59

    27           Financial Data Schedule as of and for the Year Ended June 30, 1997        60
