Form 10-Q
period 1997-09-30
ECOSCIENCE CORP/DE
filed 1997-11-14
CIK 882259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 1997            Commission File Number: 0-19746


                             EcoScience Corporation
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   04-2912632
                     (I.R.S. Employer Identification Number)

                10 Alvin Court, East Brunswick, New Jersey 08816
          (Address of principal executive offices, including zip code)

                                  732-432-8200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X    NO
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 12, 1997

Common Stock, par value $0.01 per share         10,451,177

Total Number of Sequentially                    Exhibit Index on Page:  16
Numbered Pages: 28

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   (Unaudited)



                                                                          Page
                                                                          ----

Part I.  -  Financial Information

     Item 1.      Consolidated Financial Statements:
                  Consolidated Balance Sheets -
                    September 30, 1997 and June 30, 1997................    3


                  Consolidated Statements of Operations -
                    Three Months Ended September 30, 1997 and 1996......    4

                  Consolidated Statements of Cash Flows -
                    Three Months Ended September 30, 1997 and 1996......    5


                  Notes to Consolidated Financial Statements............    6

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    9

Part II.  -  Other Information..........................................   14

Signatures..............................................................   15

                             ECOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                    September 30,          June 30,
                                                                                                        1997                 1997
                                                                                                    -------------          --------
                                                                                                    (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................................            $    660             $  1,247
   Short-term investments ................................................................                 533                  528
   Accounts receivable, less reserves of $163 at
       September 30, 1997 and $150 at June 30, 1997 ......................................               1,906                1,788
   Inventories ...........................................................................               2,562                1,940
   Other current assets ..................................................................                 982                  842
                                                                                                      --------             --------
       Total current assets ..............................................................               6,643                6,345
                                                                                                      --------             --------

Property and equipment, net ..............................................................                 704                  562
Intangible assets, net ...................................................................               1,703                1,745
Other noncurrent assets ..................................................................                 220                  223
                                                                                                      --------             --------
           Total assets ..................................................................            $  9,270             $  8,875
                                                                                                      ========             ========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Short-term borrowings .................................................................            $    374             $   --
   Current maturities of long-term debt ..................................................                  14                   10
   Accounts payable ......................................................................               3,230                2,641
   Accrued restructuring costs ...........................................................                 290                  307
   Accrued expenses and other current liabilities ........................................               1,657                1,752
                                                                                                      --------             --------
       Total current liabilities .........................................................               5,565                4,710
                                                                                                      --------             --------

Noncurrent liabilities:
   Long-term debt, less current maturities ...............................................                  11                    1
   Other long-term liabilities ...........................................................                 150                  150
                                                                                                      --------             --------
       Total noncurrent liabilities ......................................................                 161                  151
                                                                                                      --------             --------

Commitments and contingencies ............................................................

Stockholders' investment:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued and outstanding .......................................................                --                   --
   Common stock, $0.01 par value, 25,000,000 shares authorized;
       10,401,177 shares issued and outstanding at September 30,
       1997 and June 30, 1997 ............................................................                 104                  104
   Additional paid-in capital ............................................................              57,222               57,222
   Accumulated deficit ...................................................................             (53,787)             (53,312)
   Unrealized gain on short-term investments .............................................                   5                 --
                                                                                                      --------             --------
       Total stockholders' investment ....................................................               3,544                4,014
                                                                                                      --------             --------
           Total liabilities and stockholders' investment ................................            $  9,270             $  8,875
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

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                         Three Months Ended
                                                            September 30,
                                                       ------------------------
                                                         1997            1996
                                                       --------        --------
                                                              (Unaudited)

Product sales ..................................       $  3,993        $  4,508

Cost of goods sold .............................          3,088           3,405
                                                       --------        --------
Gross profit ...................................            905           1,103
                                                       --------        --------

Operating expenses:
    Research and development ...................            100             128
    Selling and marketing ......................            731             578
    General and administrative .................            553             562
    Reversal of restructuring charge ...........           --               (77)
                                                       --------        --------
          Total operating expenses .............          1,384           1,191
                                                       --------        --------
Operating loss .................................           (479)            (88)
                                                       --------        --------

Other income (expense):
    Research, development, licensing
        fees and other income ..................           --                 7
    Investment income ..........................             17              34
    Interest and other expense .................            (13)            (74)
                                                       --------        --------
          Total other income (expense) .........              4             (33)
                                                       --------        --------
Net loss .......................................       $   (475)       $   (121)
                                                       ========        ========

Net loss per common share ......................       $  (0.05)       $  (0.01)
                                                       ========        ========

Weighted average number of common
     shares outstanding ........................         10,401           9,387
                                                       ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                           Three Months Ended
                                                                                                               September 30,
                                                                                                       ----------------------------
                                                                                                         1997                 1996
                                                                                                       -------              -------
                                                                                                               (Unaudited)
Cash flows from operating activities:
   Net loss ..............................................................................             $  (475)             $  (121)
   Adjustments to reconcile net loss to net
       cash used for operating activities:
           Depreciation and amortization .................................................                  70                   98
           Reversal of restructuring charge ..............................................                --                    (77)
           Foreign exchange loss .........................................................                   4                    7
           Changes in current assets and liabilities:
                Accounts receivable, net .................................................                (118)                (149)
                Inventories ..............................................................                (622)                (287)
                Other current assets .....................................................                (140)                 274
                Accounts payable and accrued expenses ....................................                 490                 (184)
                Accrued restructuring costs ..............................................                 (17)                 (56)
                                                                                                       -------              -------
                   Net cash used for operating activities ................................                (808)                (495)
                                                                                                       -------              -------
Cash flows from investing activities:
   Purchases of property and equipment ...................................................                (170)                 (19)
   Decrease in other noncurrent assets ...................................................                   3                    7
                                                                                                       -------              -------
                   Net cash used for investing activities ................................                (167)                 (12)
                                                                                                       -------              -------

Cash flows from financing activities:
   Proceeds from issuance of stock .......................................................                --                  1,119
   Proceeds from long-term debt ..........................................................                  17                 --
   Net borrowings under line of credit ...................................................                 374                 --
   Payments on long-term debt and capital leases .........................................                  (3)                (988)
                                                                                                       -------              -------
                   Net cash provided by financing activities .............................                 388                  131

Effect of exchange rate changes on cash ..................................................                --                   --
                                                                                                       -------              -------
Decrease in cash and cash equivalents ....................................................                (587)                (376)

Cash and cash equivalents at beginning of period .........................................               1,247                  734
                                                                                                       -------              -------
Cash and cash equivalents at end of period ...............................................             $   660              $   358
                                                                                                       =======              =======

Total unrestricted and restricted cash, cash equivalents
   and short-term investments at end of period ...........................................             $ 1,193              $ 2,265
                                                                                                       =======              =======


Supplemental cash flow information
Cash paid for:
       Interest ..........................................................................             $     5              $    88
       Income taxes ......................................................................                   1                   11

Non-cash investing and financing activities:
       Disposition of equipment under capital lease ......................................                --                    308
       Termination of capital lease obligations ..........................................                --                 (1,248)

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) a unique biological pest control product to PCOs.

     The Company derives most its revenues from the sale of (i) growing medium products to the North American intensive farming and horticulture industries;
(ii) sorting,  grading and packing systems to the produce packing industry;  and
(iii) postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

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

     The Company believes cash reserves of $660,000 of cash and cash equivalents and $533,000 of short-term investments as of September 30, 1997, along with revenues from product sales, and funds available under its revolving line of credit will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through September 30, 1998. The Company may need to raise additional funds to finance its ongoing operations and expected growth after September 30, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. The Company is continuing to explore potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosures of contingent assets and liabilities as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


3.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                    September 30,      June 30,
(In thousands)                                          1997             1997
                                                       ------           ------
Raw materials ............................             $   51           $   17
Finished goods ...........................              2,511            1,923
                                                       ------           ------
                                                       $2,562           $1,940
                                                       ======           ======

     Finished goods include material, labor and manufacturing overhead costs.


4.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations, as the effect of their inclusion would be anti-dilutive.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which makes certain changes to the manner in which earnings per share is reported. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. The Company will adopt this standard for the period ending December 31, 1997. The adoption of this standard will require restatement of prior years' earnings per share.

     If the Company had adopted SFAS 128 for the three months ended September 30, 1997, basic loss per share would have been ($0.05), based on 10,401,000 basic weighted average shares.

                             ECOSCIENCE CORPORATION

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

     EcoScience is engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for professional pest control operators ("PCOs").

          Specialty Agriculture

     The Company engineers, designs, markets and distributes sophisticated growing systems and services to the greenhouse and nursery market in the United States, Canada and Mexico. The Company's primary products for this market are:
(i) advanced growing systems based on Stonewool(R) inert growing medium, manufactured by Grodania A/S, (ii) computerized environmental, irrigation and fertigation control systems manufactured by H. Hoogendorn Automation B.V., and
(iii) multiple greenhouse consumable products.

     The Company and Grodania A/S executed an extension of their distribution agreement which provides for the Company's exclusive distribution of the Grodan(R) brand of stonewool in the United States, Canada, Mexico and the Caribbean, dated September 29, 1997, covering the period January 1, 1998 through December 31, 2000, and which provides for automatic one year extensions, as defined.

          Postharvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's primary products for this market are: (i) technologically advanced sorting, grading and packing systems for produce packers, manufactured by Aweta, B.V., (ii) equipment, coatings and disease control products for the protection of fruits, vegetables and ornamentals in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the Bio-Save(TM) PostHarvest BioProtectant line of natural biological products.

          Biological Insect Control

     In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities. The Company's primary product for this market is Bio-Blast(R) Biological Termiticide, a unique biological pest control product manufactured by EcoScience.

     The Company sells Bio-Blast to PCO's through a marketing collaboration with Terminix. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa BioChemical and Shinto Paint Co., Ltd. for biological products in Japan. The Company commenced shipments of Bio-Blast to Maruwa in fiscal 1997.

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

     The Company derives most its revenues from the sale of (i) growing medium products to the North American intensive farming and horticulture industries;
(ii) sorting,  grading and packing systems to the produce packing industry;  and
(iii) postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.


RESULTS OF OPERATIONS

                    Three Months Ended September 30, 1997 vs.
                      Three Months Ended September 30, 1996

     The Company's product sales decreased $515,000 or 11% to $3,993,000 for the three months ended September 30, 1997 from $4,508,000 for the same period in 1996. This decrease was primarily due to the decrease in product sales in the Postharvest Fruits and Vegetables market of $535,000 and in the Biological Insect Control market of $101,000, offset by an increase in the Specialty Agriculture market of $121,000. The following table sets forth the Company's product sales by market for the three months ended September 30, 1997 and 1996:

                                                Three Months Ended September 30,
                                                ------------------------------
                                                                      Increase
(In thousands)                                   1997        1996    (Decrease)
                                                ------      ------    --------
Specialty Agriculture .....................     $2,668      $2,547    $  121
Postharvest Fruits and Vegetables .........      1,325       1,860      (535)
Biological Insect Control .................       --           101      (101)
                                                ------      ------    ------
Consolidated ..............................     $3,993      $4,508    ($ 515)
                                                ======      ======    ======

     The Company is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based company. In August 1995, the Company entered into a distribution agreement with Aweta B.V., a Netherlands based company, for the exclusive right to sell Aweta B.V.'s sorting, grading and packing products and equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales for the fiscal year ending June 30, 1998. Although there are a limited number of sources of growing medium products, and sorting, grading and packing equipment manufacturers in the world, the Company's management believes that other suppliers could provide such products and equipment on comparable terms. A change in supplier, however could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

     Cost of goods sold decreased $317,000 or 9% to $3,088,000 for the three months ended September 30, 1997 from $3,405,000 for the same period in 1996 primarily due to product sales decreases.

     Gross margin on product sales decreased $198,000 or 18% to $905,000 for the three months ended September 30, 1997 from $1,103,000 for the same period in 1996, while gross margin percentage on product sales decreased to 23% for the three months ended September 30, 1997 from 24% for the same period in 1996. The decrease in gross margin percentage was primarily due to decreases in biological and coatings product sales which typically have higher gross margin percentages than Specialty Agriculture products.

     Research and development expenses decreased $28,000 or 22% to $100,000 for the three months ended September 30, 1997 from $128,000 for the same period in 1996, due primarily to reductions in personnel and related costs, partially offset by decreases in costs allocable to production of the Company's biological products. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1998.

     Selling and marketing expenses increased $153,000 or 26% to $731,000 for the three months ended September 30, 1997 from $578,000 for the same period in 1996, due primarily to additional personnel, promotional and related costs to support efforts to increase market penetration and the marketing of expanded product lines.

     General and administrative expenses decreased $9,000 or 2% to $553,000 for the three months ended September 30, 1997 from $562,000 for the same period in 1996, primarily due to decreases in professional fees and insurance costs, partially offset by increases in personnel costs.

     Operating loss increased $391,000 to a loss of ($479,000) for the three months ended September 30, 1997 compared to an operating loss of ($88,000) for the same period in 1996. The increase in operating loss resulted from a $198,000 decrease in gross profits for the three months ended September 30, 1997 compared to the same period in 1996, and a $193,000 increase in operating expenses. Excluding non-recurring amounts in 1996, the operating loss for the three months ended September 30, 1997 increased $314,000 to ($479,000) from an operating loss of ($165,000) for the same period in 1996, after exclusion of a non-recurring reversal of accrued restructuring costs of $77,000 in 1996. Operating expenses increased $116,000 or 9% to $1,384,000 for the three months ended September 30, 1997 compared to $1,268,000 for the same period in 1996, when the restructuring reversal is excluded for 1996.

     Other income / (expense) improved by $37,000 to $4,000 net other income for the three months ended September 30, 1997 compared to ($33,000) net expense for the same period in 1996. The decrease was primarily attributable to a reduction in interest and other expenses of $61,000 or 82%, primarily due to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during the three months ended September 30, 1997 compared to the same period in 1996; partially offset by (i) a decrease in investment income of $17,000 resulting from a decline in the average funds available for investment in the three months ended September 30, 1997 compared to the same period in 1996 and (ii) $7,000 in research and development revenue recorded in 1996 compared to none in 1997.

     The Company's net loss increased $354,000 or $0.04 per share to a net loss of ($475,000) or ($0.05) per share for the three months ended September 30, 1997 compared to a net loss of ($121,000) or ($0.01) per share for the same period in 1996. Excluding non-recurring amounts, the net loss for the three months ended September 30, 1997 was ($475,000) or ($0.05) per share, a $277,000 or $0.03 per share increase, compared to the net loss of ($198,000) or ($0.02) per share for the same period in 1996, when the $77,000 reversal of accrued restructuring costs is excluded from 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $660,000 at September 30, 1997 compared to $1,247,000 at June 30, 1997. Cash, cash equivalents and short-term investments totaled $1,193,000 at September 30, 1997 compared to $1,775,000 at June 30, 1997. Cash used for operating activities totaled $808,000 for the three months ended September 30, 1997 and was principally represented by a net loss of ($475,000) and an increase in inventory of $622,000, partially offset by an increase in accounts payable and accrued expenses of $490,000. Cash provided by financing activities totaled $388,000 in the three months ended September 30, 1997, which consisted principally of net borrowings under the Company's revolving line of credit of $374,000. Cash used for investment activities for the three months ended September 30, 1997 totaled $167,000, which consisted principally of purchases of property and equipment of $170,000. The Company's working capital and current ratio were $1,078,000 and 1.2 to 1, respectively, at September 30, 1997 compared to $1,635,000 and 1.3 to 1, respectively, at June 30, 1997.

     Debt increased by $388,000 to $399,000 at September 30, 1997 compared to $11,000 at June 30, 1997. The increase was due to seasonal financing needs at September 30, 1997. The amount available under the Company's revolving line of credit was $1,736,000 at September 30, 1997.

     In the three months ended September 30, 1997, the Company funded $17,000 of accrued restructuring costs that had been recorded in fiscal 1994 and 1995. The balance of accrued restructuring costs, $440,000 (total current and noncurrent portions), as of September 30, 1997, is expected to be utilized in fiscal 1998 and thereafter.

     The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing and marketing of its Bio-Blast and Bio-Save products, and other select development programs in its bio-technology operations. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines offerings. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

     The Company plans to finance its cash needs principally with existing cash reserves, represented by approximately $660,000 of cash and cash equivalents and $533,000 of short-term investments as of

September 30, 1997. The Company believes that such cash reserves, along with revenues from product sales, and funds available under its revolving line of credit, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through September 30, 1998. The Company may need to raise additional funds to finance its ongoing operations and expected growth after September 30, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. The Company is continuing to explore potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

SEASONALITY

     The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales product mix, completion of systems and equipment installations and other economic factors. Operating revenues may be concentrated in the Company's second and fourth quarters as a result of the North American growing and harvesting seasons. Although the Company believes that the historical trend in quarterly revenues for the second and fourth quarters of each year are generally higher than the first and third quarters; there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements that describe the Company's business prospects. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects and political, economic or other conditions. Furthermore, market trends are subject to changes, which could adversely affect future results.

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  a.   Exhibits

                       Exhibit               Exhibit
                       Number                Description
                       ------           ----------------------------------------
                       10.57            Agreement  between Agro  Dynamics,  Inc.
                                        and Grodania  A/S,  dated  September 29,
                                        1997, with certain confidential material omitted.

                       27 Financial Data Schedule as of and for the Three Months Ended September 30, 1997.


                  b.   Reports on Form 8-K.
                       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ECOSCIENCE CORPORATION


Date:  November 14, 1997           By: /s/ Michael A DeGiglio
                                      ------------------------
                                      Michael A. DeGiglio
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  November 14, 1997           By: /s/ Harold A. Joannidi
                                      ------------------------
                                      Harold A. Joannidi
                                      Treasurer & Secretary
                                      (Principal Financial & Accounting Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX



Exhibit Number                 Description of Exhibit                Page Number
--------------                 ----------------------                -----------

     10.57       Agreement between Agro Dynamics, Inc.                    17
                   and Grodania A/S, dated September 29,
                   1997, with certain confidential material omitted

       27        Financial Data Schedule as of and for the                28
                   Three Months Ended September 30, 1997