Form 10-Q
period 1997-12-31
ECOSCIENCE CORP/DE
filed 1998-02-13
CIK 882259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: December 31, 1997             Commission File Number: 0-19746


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

                              YES _X_    NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
Class                                              February 12, 1998
-----                                              -----------------

Common Stock, par value $0.01 per share            10,487,455

Total Number of Sequentially Numbered Pages: 20    Exhibit Index on Page: 19

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                   (Unaudited)



                                                                            Page

Part I.  -  Financial Information

       Item 1.    Consolidated Financial Statements:
                  Consolidated Balance Sheets -
                      December 31, 1997 and June 30, 1997...................   3


                  Consolidated Statements of Operations -
                      Three and Six Months Ended December 31, 1997 and 1996.   4

                  Consolidated Statements of Cash Flows -
                       Six Months Ended December 31, 1997 and 1996..........   5


                  Notes to Consolidated Financial Statements................   6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................  10

Part II.  -  Other Information..............................................  17

Signatures..................................................................  18

                             ECOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   December 31,   June 30,
                                                                      1997          1997
                                                                    --------      --------
                                                                   (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents ....................................   $    681      $  1,247
   Short-term investments .......................................        533           528
   Accounts receivable, less reserves of $203 at
       December 31, 1997 and $150 at June 30, 1997 ..............      3,777         1,788
   Inventories ..................................................      2,063         1,940
   Other current assets .........................................      1,472           842
                                                                    --------      --------

       Total current assets .....................................      8,526         6,345
                                                                    --------      --------

Property and equipment, net .....................................        858           562
Intangible assets, net ..........................................      1,593         1,745
Other non-current assets ........................................         96           223
                                                                    --------      --------


           Total assets .........................................   $ 11,073      $  8,875
                                                                    ========      ========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Short-term borrowings ........................................   $  1,444      $   --
   Current maturities of long-term debt .........................          8            10
   Accounts payable .............................................      3,581         2,641
   Accrued restructuring costs ..................................        225           307
   Accrued expenses and other current liabilities ...............      1,964         1,752
                                                                    --------      --------

       Total current liabilities ................................      7,222         4,710
                                                                    --------      --------

Non-current liabilities:
   Long-term debt, less current maturities ......................         10             1
   Other long-term liabilities ..................................        150           150
                                                                    --------      --------

       Total non-current liabilities ............................        160           151
                                                                    --------      --------

Commitments and contingencies

Stockholders' investment:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued and outstanding ..............................       --            --
   Common stock, $0.01 par value, 25,000,000 shares authorized;
       10,487,455 and 10,401,177 shares issued and outstanding at
       December 31, 1997 and June 30, 1997, respectively ........        105           104
   Additional paid-in capital ...................................     57,303        57,222
   Accumulated deficit ..........................................    (53,722)      (53,312)
   Unrealized gain on short-term investments ....................          5          --
                                                                    --------      --------

       Total stockholders' investment ...........................      3,691         4,014
                                                                    --------      --------

           Total liabilities and stockholders' investment .......   $ 11,073      $  8,875
                                                                    ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                          Three Months              Six Months
                                        Ended December 31,      Ended December 31,
                                       --------------------    --------------------
                                         1997        1996        1997        1996
                                       --------    --------    --------    --------
                                           (Unaudited)            (Unaudited)

Product sales ......................   $  7,859    $  7,753    $ 11,852    $ 12,261

Cost of goods sold .................      6,248       6,049       9,336       9,454
                                       --------    --------    --------    --------

Gross profit .......................      1,611       1,704       2,516       2,807
                                       --------    --------    --------    --------

Operating expenses:
    Research and development .......        102         153         202         281
    Selling and marketing ..........        792         632       1,523       1,210
    General and administrative .....        626         523       1,179       1,085
    Reversal of restructuring charge       --          --          --           (77)
                                       --------    --------    --------    --------
          Total operating expenses .      1,520       1,308       2,904       2,499
                                       --------    --------    --------    --------

Operating income (loss) ............         91         396        (388)        308
                                       --------    --------    --------    --------

Other income (expense):
    Research, development, licensing
        fees and other income ......       --          --          --             7
    Investment income ..............         13          21          30          55
    Interest and other expense .....        (39)        (46)        (52)       (120)
                                       --------    --------    --------    --------
          Total other expense ......        (26)        (25)        (22)        (58)
                                       --------    --------    --------    --------

Net income (loss) ..................   $     65    $    371    $   (410)   $    250
                                       ========    ========    ========    ========


Earnings (loss) per share:
       Basic

       Net income (loss) per share .   $   0.01    $   0.04    $  (0.04)   $   0.03
                                       ========    ========    ========    ========
    Weighted average common shares
          outstanding ..............     10,449      10,382      10,425       9,885
                                       ========    ========    ========    ========

       Diluted

       Net income (loss) per share .   $   0.01    $   0.04    $  (0.04)   $   0.02
                                       ========    ========    ========    ========
       Aggregate diluted shares ....     10,692      10,513      10,425      10,026
                                       ========    ========    ========    ========




The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                             ---------------------
                                                                               1997         1996
                                                                             -------       -------
                                                                                  (Unaudited)

Cash flows from operating activities:
   Net (loss) income ..................................................      $  (410)      $   250
   Adjustments to reconcile net (loss) income
       to net cash used for operating activities:
           Depreciation and amortization ..............................          177           195
           Gain on sale of property and equipment .....................           (3)         --
           Gain on sale of investments ................................         --              (2)
           Reversal of restructuring charge ...........................         --             (77)
           Foreign exchange loss ......................................            3             3
           Changes in current assets and liabilities:
                Accounts receivable, net ..............................       (1,989)       (3,078)
                Inventories ...........................................         (123)          306
                Other current assets ..................................         (630)           33
                Accounts payable and accrued expenses .................        1,216         1,376
                Accrued restructuring costs ...........................          (82)          (97)
                                                                             -------       -------

                   Net cash used for operating activities .............       (1,841)       (1,091)
                                                                             -------       -------

Cash flows from investing activities:
   Purchases of property and equipment ................................         (404)          (34)
   Proceeds from sales of property and equipment ......................           19          --
   Proceeds from sales of short-term investments ......................         --             677
   Proceeds from release of restricted cash ...........................         --             444
   Decrease in other non-current assets ...............................          127            15
                                                                             -------       -------

                   Net cash (used for) provided by investing activities         (258)        1,102
                                                                             -------       -------

Cash flows from financing activities:
   Proceeds from issuance of stock ....................................           82         1,119
   Proceeds from long-term debt .......................................           17          --
   Net borrowings under line of credit ................................        1,444          --
   Payments on long-term debt and capital leases ......................          (10)         (990)
                                                                             -------       -------

                   Net cash provided by financing activities ..........        1,533           129

Effect of exchange rate changes on cash ...............................         --               1
                                                                             -------       -------

(Decrease) increase in cash and cash equivalents ......................         (566)          141

Cash and cash equivalents at beginning of period ......................        1,247           734
                                                                             -------       -------

Cash and cash equivalents at end of period ............................      $   681       $   875
                                                                             =======       =======


Total unrestricted and restricted cash, cash equivalents
   and short-term investments at end of period ........................      $ 1,214       $ 1,661
                                                                             =======       =======


Supplemental cash flow information
Cash paid for:
       Interest .......................................................      $    39       $   133
       Income taxes ...................................................            5            11

Non-cash investing and financing activities:
       Disposition of equipment under capital lease ...................         --             308
       Termination of capital lease obligations .......................         --          (1,248)
       Reduction of goodwill for purchase price adjustment ............           67          --
       Reduction of accrued expenses and other current liabilities
         for purchase price adjustment ................................          (67)         --

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)


1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators; (ii) technologically advanced sorting, grading and packing systems to produce packers; (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market; and (iv) a unique biological pest control product to PCOs.

     The Company derives most its revenues from the sale of (i) growing medium products to the North American intensive farming and horticulture industries;
(ii) sorting,  grading and packing systems to the produce packing industry;  and
(iii) postharvest coating products to the fresh fruit and vegetable markets throughout the western hemisphere.

     The Company is subject to a number of risks similar to those of other companies in similar stages of development, including dependence on key individuals, competition from other products and companies, the necessity to develop, register and manufacture commercially usable products, the ability to achieve profitable operations and the need to raise additional funds through public or private debt or equity financing.

     The Company believes cash reserves of $681,000 of cash and cash equivalents and $533,000 of short-term investments as of December 31, 1997, along with revenues from product sales, and funds available under its revolving line of credit will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through December 31, 1998. The Company may need to raise additional funds to finance its ongoing operations and expected growth after December 31, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. If the proposed merger, as described in Note 2, is not completed, then the Company will continue to explore other potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

2.   PROPOSED MERGER

     On November 20, 1997, the Company announced that it had entered into a letter of intent to merge with Agro Power Development, Inc. ("APD"), a privately held corporation. As currently proposed, APD will be merged with a newly formed subsidiary of EcoScience. Pursuant to the merger, APD shareholders will receive, in exchange for their APD shares, EcoScience common stock representing 80% of the outstanding common stock of EcoScience on a fully diluted basis after the merger.

     The companies are combining to form an integrated, environmentally responsible, global agri-business to take advantage of their respective expertise in naturally derived food technologies, intensive production of high quality fresh produce, innovative biorational pest control technologies, and sophisticated growing and postharvest systems. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth, and the operating level needed to accelerate revenue growth and increase shareholder value.

     The merger is subject to completion of final due diligence by both parties, negotiation and execution of a definitive merger agreement, and approval by EcoScience and APD stockholders. The letter of intent originally contemplated a formal merger agreement would have been executed by the parties on or before January 10, 1998; however to accommodate completion of due diligence, the execution date has been extended to March 10, 1998. Michael A. DeGiglio, President, Chief Executive Officer and Director of EcoScience, is a principal stockholder, Chief Executive Officer and Director of APD.

3.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended December 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the six months ended December 31, 1996 contain certain reclassifications to conform with the current year basis of presentation.

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

4.  INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                   December 31,         June 30,
                                                      1997               1997
                                                     ------             ------
(In thousands)

Raw materials ........................               $   74             $   17
Finished goods .......................                1,989              1,923
                                                     ------             ------

                                                     $2,063             $1,940
                                                     ======             ======

     Finished goods include material, labor and manufacturing overhead costs.

5.   NET INCOME (LOSS) PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which makes certain changes to the manner in which earnings per share ("EPS") is reported. The adoption of this standard has required restatement of prior years' earnings per share.

     Dilutive securities had no effect on net income (loss) for all periods reported. A reconciliation of weighted average common shares outstanding used in computing Basic EPS to aggregate diluted shares used in computing Diluted EPS follows:

                                        Three Months Ended               Six Months Ended
                                            December 31,                   December 31,
                                    --------------------------      --------------------------
                                       1997            1996            1997            1996
                                    ----------      ----------      ----------      ----------
Basic EPS
Weighted average common shares
outstanding ..................      10,449,000      10,382,000      10,425,000       9,885,000

Effect of dilutive securities
Warrants .....................          29,000            --              --              --
Options ......................         214,000         131,000            --           141,000
                                    ----------      ----------      ----------      ----------
                                       243,000         131,000            --           141,000
                                    ----------      ----------      ----------      ----------

Diluted EPS
Aggregate diluted shares .....      10,692,000      10,513,000      10,425,000      10,026,000
                                    ==========      ==========      ==========      ==========


     Options to purchase 93,000 shares of common stock at prices ranging from $1.56 to $7.00 and warrants to purchase 513,000 shares of common stock at prices ranging from $2.00 to $9.75 were outstanding during the three months ended December 31, 1997, but were not included in the computation of Diluted EPS, because their exercise prices were greater than the average market price of the common shares for the three months ended December 31, 1997.

     Options to purchase 799,000 shares of common stock at prices ranging from $0.56 to $7.00 and warrants to purchase 662,000 shares of common stock at prices ranging from $1.00 to $9.75 were outstanding during the six months ended December 31, 1997, but were not included in the computation of Diluted EPS because the effect on the Company's net loss per share would be anti-dilutive.

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

           Specialty Agriculture

     The Company engineers, designs, markets and distributes sophisticated growing systems and services to the greenhouse and plant nursery market in the United States, Canada and Mexico. The Company's primary products for this market are: (i) advanced growing systems based on Stonewool(R) inert growing medium, manufactured by Grodania A/S; (ii) computerized environmental, irrigation and fertigation control systems manufactured by H. Hoogendorn Automation B.V.; and
(iii) multiple greenhouse consumable products.

           Postharvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's primary products for this market are: (i) technologically advanced sorting, grading and packing systems for produce packers, manufactured by Aweta, B.V.; and (ii) equipment, coatings and disease control products for the protection of fruits, vegetables and ornamentals in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the Bio-Save(TM) PostHarvest BioProtectant line of natural biological products.

           Biological Insect Control

     In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bio-insecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities. The Company's primary product for this market is Bio-Blast(R) Biological Termiticide, a unique biological pest control product manufactured by EcoScience.

     The Company sells Bio-Blast to PCO's through a marketing collaboration with Terminix International Company L.P. ("Terminix"). In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa BioChemical Co., Ltd. ("Maruwa") and Shinto Paint Co., Ltd. for biological products in Japan. The Company commenced shipments of Bio-Blast to Maruwa in fiscal 1997.

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

           Proposed Merger

     On November 20, 1997, the Company announced that it had entered into a letter of intent to merge with Agro Power Development, Inc. ("APD"), a privately held corporation. As currently proposed, APD will be merged with a newly formed subsidiary of EcoScience. Pursuant to the merger, APD shareholders will receive, in exchange for their APD shares, EcoScience common stock representing 80% of the outstanding common stock of EcoScience on a fully diluted basis after the merger.

     The companies are combining to form an integrated, environmentally responsible, global agri-business to take advantage of their respective expertise in naturally derived food technologies, intensive production of high quality fresh produce, innovative biorational pest control technologies, and sophisticated growing and postharvest systems. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth, and the operating level needed to accelerate revenue growth and increase shareholder value.

     The merger is subject to completion of final due diligence by both parties, negotiation and execution of a definitive merger agreement, and approval by EcoScience and APD stockholders. The letter of intent originally contemplated a formal merger agreement would have been executed by the parties on or before January 10, 1998; however to accommodate completion of due diligence, the execution date has been extended to March 10, 1998. Michael A. DeGiglio, President, Chief Executive Officer and Director of EcoScience, is a principal stockholder, Chief Executive Officer and Director of APD.

RESULTS OF OPERATIONS

                    Three Months Ended December 31, 1997 vs.
                      Three Months Ended December 31, 1996

     The Company's product sales increased $106,000 or 1% to $7,859,000 for the three months ended December 31, 1997 from $7,753,000 for the same period in 1996. This increase was primarily due to the increase in product sales in the Specialty Agriculture market of $847,000, partially offset by a decrease in product sales in the Postharvest Fruits and Vegetables market of $740,000.

The following table sets forth the Company's product sales by market for the three months ended December 31, 1997 and 1996:


                                                Three Months Ended December 31,
                                               ---------------------------------
                                                                       Increase
(In thousands) .........................        1997         1996     (Decrease)
                                               ------       ------    ----------

Specialty Agriculture ..................       $5,706       $4,859     $  847
Postharvest Fruits and Vegetables ......        2,153        2,893       (740)
Biological Insect Control ..............         --              1         (1)
                                               ------       ------     ------

Consolidated ...........................       $7,859       $7,753     $  106
                                               ======       ======     ======


     The Company is the exclusive distributor in the United States and Canada of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based company. Additionally, the Company exclusively sells Aweta B.V.'s, a Netherlands based company, sorting, grading and packing products and equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales for the fiscal year ending June 30, 1998. Although there are a limited number of sources of growing medium products, and sorting, grading and packing equipment manufacturers in the world, the Company's management believes if the Company ceased to operate under its current distribution arrangements, the Company could arrange distribution agreements with other manufacturers or suppliers of such products and equipment on comparable terms. Any such change, however could cause the Company delays in filling sales orders, as well as, possible loss of sales, which would adversely affect the Company's operating results.

     The Company sold products to APD, an affiliate, in the amount of $2,589,000 or 33% of product sales for the three months ended December 31, 1997 and $1,610,000 or 21% of product sales in the same period in 1996. Management believes that prices and fees charged to APD are reasonable. Loss of revenue from this customer would adversely affect operations. Sales to APD are expected to account for more than 10% of the Company's product sales for the fiscal year ending June 30, 1998.

     Cost of goods sold increased $199,000 or 3% to $6,248,000 for the three months ended December 31, 1997 from $6,049,000 for the same period in 1996, primarily due to product sales increases and a change in product mix.

     Gross margin on product sales decreased $93,000 or 5% to $1,611,000 for the three months ended December 31, 1997 from $1,704,000 for the same period in 1996, while gross margin percentage on product sales decreased to 20% for the three months ended December 31, 1997 from 22% for the same period in 1996. The decrease in gross margin percentage was primarily due to competitive pressures and a shift in product mix towards typically lower margin product lines in the Specialty Agriculture market, partially offset by an increase in gross margin percentage in the Postharvest Fruits and Vegetables market.

     Research and development expenses decreased $51,000 or 33% to $102,000 for the three months ended December 31, 1997 from $153,000 for the same period in 1996, due primarily to reductions in personnel and related costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1998.

     Selling and marketing expenses increased $160,000 or 25% to $792,000 for the three months ended December 31, 1997 from $632,000 for the same period in 1996, due primarily to additional personnel, promotional, customer site and related costs to support efforts to increase market penetration and the marketing of expanded product lines.

     General and administrative expenses increased $103,000 or 20% to $626,000 for the three months ended December 31, 1997 from $523,000 for the same period in 1996, primarily due to increases in personnel and related costs, and certain credit risks on increased sales volume and expanded markets.

     Operating income decreased $305,000 to $91,000 for the three months ended December 31, 1997 compared to $396,000 for the same period in 1996. The decrease in operating income resulted from a $93,000 decrease in gross profits for the three months ended December 31, 1997 compared to the same period in 1996, and a $212,000 increase in operating expenses.

     Other income/(expense) increased by $1,000 to ($26,000) net expense for the three months ended December 31, 1997 compared to ($25,000) net expense for the same period in 1996.

     The Company's net income decreased $306,000 or $0.03 per diluted share to $65,000 or $0.01 per diluted share for the three months ended December 31, 1997 compared to $371,000 or $0.04 per diluted share for the same period in 1996.


                     Six Months Ended December 31, 1997 vs.
                       Six Months Ended December 31, 1996

     The Company's product sales decreased $409,000 or 3% to $11,852,000 for the six months ended December 31, 1997 from $12,261,000 for the same period in 1996. This decrease was primarily due to the decrease in product sales in the Postharvest Fruits and Vegetables market of $1,275,000 and in the Biological Insect Control market of $102,000, partially offset by an increase in the Specialty Agriculture market of $968,000. The following table sets forth the Company's product sales by market for the six months ended December 31, 1997 and 1996:


                                                 Six Months Ended December 31,
                                              ---------------------------------
                                                                       Increase
(In thousands) .........................       1997         1996      (Decrease)
                                              -------      -------    ---------

Specialty Agriculture ..................      $ 8,374      $ 7,406     $   968
Postharvest Fruits and Vegetables ......        3,478        4,753      (1,275)
Biological Insect Control ..............         --            102        (102)
                                              -------      -------     -------

Consolidated ...........................      $11,852      $12,261     $  (409)
                                              =======      =======     =======


     The Company sold products to APD in the amount of $3,184,000 or 27% of product sales for the six months ended December 31, 1997 and $2,165,000 or 18% of product sales for the same period in 1996.

     Cost of goods sold decreased $118,000 or 1% to $9,336,000 for the six months ended December 31, 1997 from $9,454,000 for the same period in 1996 primarily due to product sales decreases.

     Gross margin on product sales decreased $291,000 or 10% to $2,516,000 for the six months ended December 31, 1997 from $2,807,000 for the same period in 1996, while gross margin percentage on product sales decreased to 21% for the six months ended December 31, 1997 from 23% for the same period in 1996. The decrease in gross margin percentage was primarily due to competitive pressures and a shift in product mix towards typically lower margin product lines in the Specialty Agriculture market, lack of product sales in the typically higher margin Biological Insect Control market, and was partially offset by an increase in gross margin percentage in the Postharvest Fruits and Vegetables market.

     Research and development expenses decreased $79,000 or 28% to $202,000 for the six months ended December 31, 1997 from $281,000 for the same period in 1996, due primarily to reductions in personnel and related costs, partially offset by decreases in costs allocable to production of the Company's biological products. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1998.

     Selling and marketing expenses increased $313,000 or 26% to $1,523,000 for the six months ended December 31, 1997 from $1,210,000 for the same period in 1996, due primarily to additional personnel, promotional, customer site and related costs to support efforts to increase market penetration and the marketing of expanded product lines.

     General and administrative expenses increased $94,000 or 9% to $1,179,000 for the six months ended December 31, 1997 from $1,085,000 for the same period in 1996, primarily due to increases in personnel and related costs, and certain credit risks from expanded markets.

     Operating income decreased $696,000 to a loss of ($388,000) for the six months ended December 31, 1997 compared to operating income of $308,000 for the same period in 1996. The increase in operating loss resulted from a $291,000 decrease in gross profits for the six months ended December 31, 1997 compared to the same period in 1996, and a $405,000 increase in operating expenses. Excluding non-recurring amounts in 1996, operating income for the six months ended December 31, 1997 decreased $619,000 to a loss of ($388,000) from operating income of $231,000 for the same period in 1996, after exclusion of a non-recurring reversal of accrued restructuring costs of $77,000 in 1996. Operating expenses increased $328,000 or 13% to $2,904,000 for the six months ended December 31, 1997 compared to $2,576,000 for the same period in 1996, when the restructuring reversal is excluded for 1996.

     Other income/(expense) decreased by $36,000 to ($22,000) net expense for the six months ended December 31, 1997 compared to ($58,000) net expense for the same period in 1996. The decrease was primarily attributable to a reduction in interest expense of $68,000 or 57%, primarily due to the lower average level of capital lease obligations outstanding during the six months ended December 31, 1997 compared to the same period in 1996; partially offset by (i) a decrease in investment income of $25,000 resulting from a decline in the average funds available for investment in the six months ended December 31, 1997 compared to the same period in 1996 and (ii) a $7,000 decrease in research and development income in the 1997 period compared to the 1996 period.

     The Company's net income decreased $660,000 or $0.06 per diluted share to a net loss of ($410,000) or ($0.04) per diluted share for the six months ended December 31, 1997 compared to net income of $250,000 or $0.02 per diluted share for the same period in 1996. Excluding non-recurring amounts, the net loss for the six months ended December 31, 1997 was ($410,000) or ($0.04) per diluted share, a $583,000 or $0.06 per diluted share increase in loss, compared to net income of $173,000 or $0.02 per diluted share for the same period in 1996, when the $77,000 reversal of accrued restructuring costs is excluded from the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $681,000 at December 31, 1997 compared to $1,247,000 at June 30, 1997. Cash, cash equivalents and short-term investments totaled $1,214,000 at December 31, 1997 compared to $1,775,000 at June 30, 1997.
Cash used for operating activities totaled $1,841,000 for the six months ended December 31, 1997 and principally consisted of a net loss of ($410,000) and increases in accounts receivable of $1,989,000 and other current assets of $630,000, partially offset by an increase in accounts payable and accrued expenses of $1,216,000. Cash provided by financing activities totaled $1,533,000 in the six months ended December 31, 1997, which consisted principally of net borrowings under the Company's revolving line of credit of $1,444,000. Cash used for investment activities for the six months ended December 31, 1997 totaled $258,000, which consisted principally of purchases of property and equipment of $404,000, partially offset by a decrease in other non-current assets of $127,000. The Company's working capital and current ratio were $1,304,000 and
1.2 to 1, respectively, at December 31, 1997 compared to $1,635,000 and 1.3 to 1, respectively, at June 30, 1997.

     Debt increased by $1,451,000 to $1,462,000 at December 31, 1997 compared to $11,000 at June 30, 1997. The increase was due to seasonal financing needs at December 31, 1997. The amount available under the Company's revolving line of credit was $1,556,000 at December 31, 1997.

     In the six months ended December 31, 1997, the Company funded $82,000 of accrued restructuring costs that had been recorded in fiscal 1994 and 1995. The balance of accrued restructuring costs, $375,000 (total current and non-current portions), as of December 31, 1997, is expected to be utilized in fiscal 1998 and thereafter.

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

     The Company plans to finance its cash needs principally with existing cash reserves, represented by approximately $681,000 of cash and cash equivalents and $533,000 of short-term investments as of December 31, 1997. The Company believes that such cash reserves, along with revenues from product sales, and funds available under its revolving line of credit, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through December 31, 1998. The Company may need to raise additional funds to finance its ongoing operations and expected growth after December 31, 1998, although there can be no assurances that such funds will be available on terms favorable to the Company. If the proposed merger, as described in Note 2 to the Consolidated Financial Statements, is not completed, then the Company will continue to explore other potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.


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

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements that describe the Company's business prospects and those which relate to the completion of a proposed merger and the combined entity. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects, political, economic or other conditions, and market acceptance and corporate position of the Company and the combined entity. Furthermore, market trends are subject to changes, which could adversely affect future results.

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

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               a.   Exhibits

                           Exhibit           Exhibit
                           Number          Description
                           ------          -----------
                             27 Financial Data Schedule as of and for the Six Months Ended December 31,1997.


               b.   Reports on Form 8-K.

                    Report dated, November 20, 1997, which incorporated a press release made available to the public on November 20, 1997 and which referred to the Company entering into a Letter of Intent whereby Agro Power Development, Inc. will be merged with and into a newly formed subsidiary of the Company. Both documents were attached as exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ECOSCIENCE CORPORATION


Date:  February 13, 1998       By:  /s/ Michael A. DeGiglio
                                  -------------------------
                                        Michael A. DeGiglio
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  February 13, 1998       By:  /s/ Harold A. Joannidi
                                  ------------------------
                                        Harold A. Joannidi
                                        Treasurer & Secretary
                                        (Principal Financial & Accounting
                                           Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX



    Exhibit Number                Description of Exhibit           Page Number
    --------------                ----------------------           -----------

           27       Financial Data Schedule as of and for the          20
                     Six Months Ended December 31, 1997