Form 10-Q
period 1998-03-31
ECOSCIENCE CORP/DE
filed 1998-05-15
CIK 882259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 1998                Commission File Number: 0-19746


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

                                YES _X_   NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 14, 1998
-----                                                ---------------------------
Common Stock, par value $0.01 per share              10,488,455

Total Number of Sequentially Numbered Pages:  21     Exhibit Index on Page:  20

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                    Unaudited



                                                                            Page
                                                                            ----

Part I.  -  Financial Information

       Item 1.     Consolidated Financial Statements:

            o      Consolidated Balance Sheets:
                      March 31, 1998 and June 30, 1997.......................  3


            o      Consolidated Statements of Operations:
                      Three and Nine Months Ended March 31, 1998 and 1997 ...  4

            o      Consolidated Statements of Cash Flows:
                      Nine Months Ended March 31, 1998 and 1997..............  5


            o      Notes to Consolidated Financial Statements................  6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................... 10

Part II.  -  Other Information............................................... 18

Signatures................................................................... 19

                             ECOSCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         In thousands, except share data

                                                                         March 31,   June 30,
                                                                           1998        1997
                                                                         --------    --------
                                                                        Unaudited
                                               ASSETS
Current assets:
   Cash and cash equivalents .........................................   $    348    $  1,247
   Short-term investments ............................................        529         528
   Accounts receivable, less reserves of $184 at
       March 31, 1998 and $150 at June 30, 1997 ......................      2,946       1,788
   Inventories .......................................................      1,928       1,940
   Other current assets ..............................................      1,402         842
                                                                         --------    --------

       Total current assets ..........................................      7,153       6,345
                                                                         --------    --------

Property and equipment, net ..........................................        829         562
Intangible assets, net ...............................................      1,568       1,745
Other noncurrent assets ..............................................         80         223
                                                                         --------    --------


           Total assets ..............................................   $  9,630    $  8,875
                                                                         ========    ========



                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Short-term borrowings .............................................   $    785    $     --
   Current portion of long-term debt .................................          6          10
   Accounts payable ..................................................      2,435       2,641
   Accrued restructuring costs .......................................        225         307
   Accrued expenses and other current liabilities ....................      2,248       1,752
                                                                         --------    --------

       Total current liabilities .....................................      5,699       4,710
                                                                         --------    --------

Noncurrent liabilities:
   Long-term debt, less current portion ..............................          9           1
   Other long-term liabilities .......................................        150         150
                                                                         --------    --------

       Total noncurrent liabilities ..................................        159         151
                                                                         --------    --------

Commitments and contingencies

Stockholders' investment:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued and outstanding ...................................         --          --
   Common stock, $0.01 par value, 25,000,000 shares authorized;
       10,488,455 and 10,401,177 shares issued and outstanding at
       March 31, 1998 and June 30, 1997, respectively ................        105         104
   Additional paid-in capital ........................................     57,304      57,222
   Accumulated deficit ...............................................    (53,639)    (53,312)
   Unrealized gain on short-term investments .........................          2          --
                                                                         --------    --------

       Total stockholders' investment ................................      3,772       4,014
                                                                         --------    --------

           Total liabilities and stockholders' investment ............   $  9,630    $  8,875
                                                                         ========    ========




The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     In thousands, except per share amounts

                                        Three Months Ended March 31,   Nine Months Ended March 31,
                                        ----------------------------   ---------------------------
                                            1998           1997           1998           1997
                                          --------       --------       --------       --------
                                                Unaudited                      Unaudited
Product sales ......................      $  6,371       $  3,633       $ 18,223       $ 15,894

Cost of goods sold .................         4,949          2,608         14,285         12,062
                                          --------       --------       --------       --------

Gross profit .......................         1,422          1,025          3,938          3,832
                                          --------       --------       --------       --------

Operating expenses:
    Research and development .......           105            128            307            409
    Selling and marketing ..........           693            657          2,216          1,867
    General and administrative .....           512            542          1,691          1,627
    Reversal of restructuring charge            --             --             --            (77)
                                          --------       --------       --------       --------
          Total operating expenses .         1,310          1,327          4,214          3,826
                                          --------       --------       --------       --------

Operating income (loss) ............           112           (302)          (276)             6
                                          --------       --------       --------       --------

Other income (expense):
    Research, development, licensing
        fees and other income ......             9             --              9              7
    Investment income ..............            19             25             49             80
    Interest and other expense .....           (57)           (34)          (109)          (154)
                                          --------       --------       --------       --------
          Total other expense ......           (29)            (9)           (51)           (67)
                                          --------       --------       --------       --------

Net income (loss) ..................      $     83       $   (311)      $   (327)      $    (61)
                                          ========       ========       ========       ========


Earnings (loss) per share:
              Basic

     Net income (loss) per share ...      $   0.01       $  (0.03)      $  (0.03)      $  (0.01)
                                          ========       ========       ========       ========
     Weighted average common shares
         outstanding ...............        10,488         10,386         10,446         10,049
                                          ========       ========       ========       ========

             Diluted

     Net income (loss) per share ...      $   0.01       $  (0.03)      $  (0.03)      $  (0.01)
                                          ========       ========       ========       ========
     Aggregate diluted shares ......        10,693         10,386         10,446         10,049
                                          ========       ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                              1998           1997
                                                                             -------       -------
                                                                                    Unaudited
Cash flows from operating activities:
   Net loss ...........................................................      $  (327)      $   (61)
   Adjustments to reconcile net loss
       to net cash used for operating activities:
           Depreciation and amortization ..............................          253           286
           Gain on sale of property and equipment .....................           (3)           --
           Gain on sale of investments ................................           --            (2)
           Reversal of restructuring charge ...........................           --           (77)
           Foreign exchange loss (gain) ...............................            9           (24)
           Changes in current assets and liabilities:
                Accounts receivable, net ..............................       (1,158)         (767)
                Inventories ...........................................           12          (127)
                Other current assets ..................................         (560)         (164)
                Accounts payable and accrued expenses .................          349           318
                Accrued restructuring costs ...........................          (82)         (157)
                                                                             -------       -------

                   Net cash used for operating activities .............       (1,507)         (775)
                                                                             -------       -------

Cash flows from investing activities:
   Purchases of property and equipment ................................         (426)          (62)
   Proceeds from sales of property and equipment ......................           19            --
   Proceeds from sales of short-term investments ......................           --           677
   Proceeds from release of restricted cash ...........................           --           456
   Decrease (increase) in other noncurrent assets .....................          143           (75)
                                                                             -------       -------

                   Net cash (used for) provided by investing activities         (264)          996
                                                                             -------       -------

Cash flows from financing activities:
   Proceeds from issuance of stock ....................................           83         1,128
   Proceeds from long-term debt .......................................           17            --
   Net borrowings under line of credit ................................          785            --
   Payments on long-term debt and capital leases ......................          (13)         (993)
                                                                             -------       -------

                   Net cash provided by financing activities ..........          872           135

Effect of exchange rate changes on cash ...............................           --            (1)
                                                                             -------       -------

(Decrease) increase in cash and cash equivalents ......................         (899)          355

Cash and cash equivalents at beginning of period ......................        1,247           734
                                                                             -------       -------

Cash and cash equivalents at end of period ............................      $   348       $ 1,089
                                                                             =======       =======


Total unrestricted and restricted cash, cash equivalents
   and short-term investments at end of period ........................      $   877       $ 1,863
                                                                             =======       =======


Supplemental cash flow information
Cash paid for:
       Interest .......................................................      $   100       $   166
       Income taxes ...................................................            5            15

Non-cash investing and financing activities:
       Disposition of equipment under capital lease ...................           --           308
       Termination of capital lease obligations .......................           --        (1,248)
       Reduction of goodwill for purchase price adjustment ............           67            --
       Reduction of accrued expenses and other current liabilities for
         purchase price adjustment ....................................          (67)           --

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

                                    Unaudited


1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for professional pest control operators ("PCOs"). The Company provides (i) sophisticated growing systems to greenhouse operators; (ii) technologically advanced sorting, grading and packing systems to produce packers; (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits and ornamentals in storage and transit to market; and (iv) a unique biological pest control product to PCOs.

     The Company derives most of its revenues from the sale of: (i) growing medium products to the North American intensive farming and horticulture industries; (ii) sorting, grading and packing systems to the produce packing industry; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere.

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

     The Company believes that its $348,000 of cash and cash equivalents and $529,000 of short-term investments as of March 31, 1998, along with revenues from product sales, and funds available under its revolving line of credit will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through March 31, 1999. The Company may need to raise additional funds to finance its ongoing operations and expected growth after March 31, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company. If the proposed merger, as described in Note 2, is not completed, then the Company will continue to explore other potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.

2.   PROPOSED MERGER

     On April 29, 1998, the Company announced that it had entered into a definitive agreement to merge with Agro Power Development, Inc. ("APD"), a privately held corporation. The agreement provides for APD to be merged with and into a newly formed subsidiary of EcoScience. Pursuant to the merger, APD shareholders will receive, in exchange for their APD shares, EcoScience common stock representing 80% of the outstanding common stock of EcoScience on a fully diluted basis after the merger.

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

     Certain key conditions precedent to the merger, such as the issuance of EcoScience common stock as consideration for the merger, are subject to approval by EcoScience stockholders. On May 11, 1998, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission regarding the merger and certain other matters for stockholder consideration. The merger is also subject to approval by the APD stockholders. Michael A. DeGiglio, President, Chief Executive Officer and Director of EcoScience, is a principal stockholder, Chief Executive Officer and Director of APD.

3.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1997, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the nine months ended March 31, 1997 contain certain reclassifications to conform with the current year basis of presentation.

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

4.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                March 31,            June 30,
                                                ---------            --------
(In thousands)                                    1998                 1997
                                                 ------               ------
Raw materials ........................           $   62               $   17

Finished goods .......................            1,866                1,923
                                                 ------               ------
                                                 $1,928               $1,940
                                                 ======               ======

     Finished goods include material, labor and manufacturing overhead costs.


5.   DEBT

     In April 1998, the Company and its lender, Silicon Valley Bank, agreed to extend the due date for the $3,000,000 revolving line of credit to July 28, 1998 from April 28, 1998.

6.   NET INCOME (LOSS) PER SHARE

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

     Dilutive securities had no effect on net income (loss) for all periods reported. A reconciliation of weighted average common shares outstanding used in computing Basic EPS to aggregate diluted shares used in computing Diluted EPS follows:

                                        Three Months Ended              Nine Months Ended
                                             March 31,                       March 31,
                                    --------------------------      --------------------------
                                       1998            1997            1998            1997
                                    ----------      ----------      ----------      ----------
Basic EPS
Weighted average common shares
          outstanding ........      10,488,000      10,386,000      10,446,000      10,049,000

Effect of dilutive securities
Warrants .....................          22,000              --              --              --
Options ......................         183,000              --              --              --
                                    ----------      ----------      ----------      ----------
                                       205,000              --              --              --
                                    ----------      ----------      ----------      ----------

Diluted EPS
Aggregate diluted shares .....      10,693,000      10,386,000      10,446,000      10,049,000
                                    ==========      ==========      ==========      ==========

     Options to purchase 163,000 shares of common stock at prices ranging from $1.50 to $7.00 and warrants to purchase 473,000 shares of common stock at prices ranging from $2.00 to $9.75 were outstanding at March 31, 1998, but were not included in the computation of Diluted EPS, because their exercise prices were greater than the average market price of the Company's common stock for the three months ended March 31, 1998.

     Options to purchase 792,000 shares of common stock at prices ranging from $0.56 to $7.00 and warrants to purchase 622,000 shares of common stock at prices ranging from $1.00 to $9.75 were outstanding at March 31, 1998, but were not included in the computation of Diluted EPS because the effect on the Company's net loss per share would be anti-dilutive for the nine months ended March 31, 1998.

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

     PostHarvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's primary products for this market are: (i) technologically advanced sorting, grading and packing systems for produce packers, manufactured by Aweta, B.V.; and (ii) equipment, coatings and disease control products for the protection of fruits and ornamentals in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the Bio-Save(R) PostHarvest BioProtectant line of natural biological products.

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

     The Company sells Bio-Blast to PCO's through a marketing collaboration with Terminix International Company L.P. ("Terminix"). In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa BioChemical Co., Ltd. ("Maruwa") for biological products in Japan. The Company commenced shipments of Bio-Blast to Maruwa in fiscal 1997.

     The Company's technology is used for the development and application of natural microbial pest control agents and coatings to sustain the freshness of fruits. The Company's technology enables it to provide technical support for growers and packers of specialty crops. The Company conducts research on the use of microbial agents to control plant diseases and insect pests, as well as on new applications for natural coatings to sustain the nutritional and overall qualities in fresh fruit. The Company expects to conduct tests to determine the possibility of extending the range of performance and applicability for both its Bio-Save line of products and its Bio-Blast insect control product.

     The Company derives most of its revenues from the sale of: (i) growing medium products to the North American intensive farming and horticulture industries; (ii) sorting, grading and packing systems to the produce packing industry; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere.

     Proposed Merger

     On April 29, 1998, the Company announced that it had entered into a definitive agreement to merge with Agro Power Development, Inc. ("APD"), a privately held corporation. The agreement provides for APD to be merged with and into a newly formed subsidiary of EcoScience. Pursuant to the merger, APD shareholders will receive, in exchange for their APD shares, EcoScience common stock representing 80% of the outstanding common stock of EcoScience on a fully diluted basis after the merger.

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

     Certain key conditions precedent to the merger, such as the issuance of EcoScience common stock as consideration for the merger, are subject to approval by EcoScience stockholders. On May 11, 1998, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission regarding the merger and certain other matters for stockholder consideration. The merger is also subject to approval by the APD stockholders. Michael A. DeGiglio, President, Chief Executive Officer and Director of EcoScience, is a principal stockholder, Chief Executive Officer and Director of APD.


RESULTS OF OPERATIONS

                      Three Months Ended March 31, 1998 vs.
                        Three Months Ended March 31, 1997

     The Company's product sales increased $2,738,000 or 75% to $6,371,000 for the three months ended March 31, 1998 from $3,633,000 for the same period in 1997. This increase was primarily due to the increases in product sales in the PostHarvest Fruits and Vegetables market of $1,497,000 and the Specialty Agriculture market of $1,274,000, partially offset by a decrease in product sales in the Biological Insect Control market of $33,000.

The following table sets forth the Company's product sales by market for the three months ended March 31, 1998 and 1997:

                                                  Three Months Ended March 31,
                                           ------------------------------------------
                                                                            Increase
(In thousands)                              1998             1997          (Decrease)
                                           ------           ------         ----------
Specialty Agriculture...............       $3,236           $1,962           $1,274
PostHarvest Fruits and Vegetables...        3,115            1,618            1,497
Biological Insect Control...........           20               53              (33)
                                           ------           ------           ------

Consolidated........................       $6,371           $3,633           $2,738
                                           ======           ======           ======


     The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based company. Additionally, the Company has the exclusive right to sell Aweta B.V.'s, a Netherlands based company, sorting, grading and packing products and equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales for the fiscal year ending June 30, 1998. Although there are a limited number of sources of growing medium products, and sorting, grading and packing equipment manufacturers in the world, the Company's management believes that if the Company ceased to operate under its current distribution arrangements, the Company could arrange distribution agreements with other manufacturers or suppliers of such products and equipment on comparable terms. Any such change, however could cause the Company delays in filling sales orders, as well as possible loss of sales, which would adversely affect the Company's operating results.

     In April 1998, Aweta B.V. sustained fire damage to its manufacturing facility and certain contents therein. As a result of the fire, there will be a delay in the shipment and installation of certain sorting, grading and packing equipment with the primary effect being a shifting of revenue and corresponding operating profits from the quarters ending June 30, 1998 and September 30, 1998 to the quarter ending December 31, 1998 or thereafter. The Company is attempting to balance the effects of the temporary decrease in Aweta's production capacity and the Company's customers' installation and production requirements. The Company, however, cannot be assured that delayed delivery and installation of equipment to the customer will meet the customer's requirements which could result in the possible loss of certain customer orders and corresponding loss of revenue and operating profit. The result of the postponement of shipments caused by the fire will be an adverse effect on the Company's operating results for the fourth quarter of fiscal 1998; however, in those periods where delivery is expected to be made, there will be a favorable impact on operating results.

     The Company sold products to APD, an affiliate and the company with whom EcoScience has entered into a definitive merger agreement, in the amount of $943,000 or 15% of product sales for the three months ended March 31, 1998 and $204,000 or 6% of product sales in the same period in 1997. Management believes that prices and fees charged to APD were consistent with those that would be changed in arm's length translations. Loss of revenue from this customer would adversely affect operations. Sales to APD are expected to account for more than 10% of the Company's product sales for the fiscal year ending June 30, 1998.

     Cost of goods sold increased $2,341,000 or 90% to $4,949,000 for the three months ended March 31, 1998 from $2,608,000 for the same period in 1997, primarily due to product sales increases and a change in product mix.

     Gross margin on product sales increased $397,000 or 39% to $1,422,000 for the three months ended March 31, 1998 from $1,025,000 for the same period in 1997, while gross margin percentage on product sales decreased to 22% for the three months ended March 31, 1998 from 28% for the same period in 1997. The decrease in gross margin percentage was primarily due to competitive pressures and a shift in product mix towards typically lower margin product lines in the Specialty Agriculture market and equipment product sales in the PostHarvest Fruits and Vegetables market.

     Research and development expenses decreased $23,000 or 18% to $105,000 for the three months ended March 31, 1998 from $128,000 for the same period in 1997, due primarily to reductions in personnel and related costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs during fiscal 1998.

     Selling and marketing expenses increased $36,000 or 5% to $693,000 for the three months ended March 31, 1998 from $657,000 for the same period in 1997, due primarily to additional personnel, promotional, customer site and related costs to support efforts to increase market penetration and the marketing of expanded product lines in multiple markets, partially offset by the completion of the amortization of the value of the contract with Grodania A/S in December 1997, which value resulted from the acquisition of AGRO.

     General and administrative expenses decreased $30,000 or 6% to $512,000 for the three months ended March 31, 1998 from $542,000 for the same period in 1997, primarily due to decreases in professional fees and insurance costs, partially offset by increases in personnel and related costs to support increased business activity.

     Operating income increased $414,000 to $112,000 for the three months ended March 31, 1998 compared to a ($302,000) operating loss for the same period in 1997. The increase in operating income resulted from a $397,000 increase in gross profits for the three months ended March 31, 1998 compared to the same period in 1997, and a $17,000 decrease in operating expenses.

     Other income (expense) increased by $20,000 to ($29,000) net expense for the three months ended March 31, 1998 compared to ($9,000) net expense for the same period in 1997, primarily due to an increase in interest expense of $23,000 resulting from the higher level of debt outstanding during the three months ended March 31, 1998 compared to the same period in 1997.

     The Company's net income increased $394,000 or $0.04 per diluted share to $83,000 or $0.01 per diluted share for the three months ended March 31, 1998 compared to a loss of ($311,000) or ($0.03) per diluted share for the same period in 1997.

                      Nine Months Ended March 31, 1998 vs.
                        Nine Months Ended March 31, 1997

     The Company's product sales increased $2,329,000 or 15% to $18,223,000 for the nine months ended March 31, 1998 from $15,894,000 for the same period in 1997. This increase was primarily due to the increase in product sales in the Specialty Agriculture market of $2,240,000 and the PostHarvest Fruits and Vegetables market of $224,000, partially offset by a decrease in the Biological Insect Control market of $135,000. The following table sets forth the Company's product sales by market for the nine months ended March 31, 1998 and 1997:

                                                        Nine Months Ended March 31,
                                            -------------------------------------------------
                                                                                 Increase
(In thousands)                                 1998             1997            (Decrease)
                                            ------------     ------------     ----------------
Specialty Agriculture ....................      $11,609         $  9,369             $2,240
PostHarvest Fruits and Vegetables.........        6,594            6,370                224
Biological Insect Control.................           20              155               (135)
                                            ------------     ------------     ----------------

Consolidated..............................      $18,223          $15,894             $2,329
                                            ============     ============     ================


     The Company sold products to APD in the amount of $4,128,000 or 23% of product sales for the nine months ended March 31, 1998 and $2,369,000 or 15% of product sales for the same period in 1997.

     Cost of goods sold increased $2,223,000 or 18% to $14,285,000 for the nine months ended March 31, 1998 from $12,062,000 for the same period in 1997 primarily due to product sales increases and a change in product mix.

     Gross margin on product sales increased $106,000 or 3% to $3,938,000 for the nine months ended March 31, 1998 from $3,832,000 for the same period in 1997, while gross margin percentage on product sales decreased to 22% for the nine months ended March 31, 1998 from 24% for the same period in 1997. The decrease in gross margin percentage was primarily due to competitive pressures and a shift in product mix towards typically lower margin product lines in the Specialty Agriculture market, and a decrease in product sales in the typically higher margin Biological Insect Control market.

     Research and development expenses decreased $102,000 or 25% to $307,000 for the nine months ended March 31, 1998 from $409,000 for the same period in 1997, due primarily to reductions in personnel and related costs, and professional fees, partially offset by decreases in costs allocable to production of the
Company's biological products. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs in fiscal 1998.

     Selling and marketing expenses increased $349,000 or 19% to $2,216,000 for the nine months ended March 31, 1998 from $1,867,000 for the same period in 1997, due primarily to additional personnel, promotional, customer site and related costs to support efforts to increase market penetration and the marketing of expanded product lines in multiple markets, partially offset by the completion of the amortization of the value of the contract with Grodania A/S in December 1997, which value resulted from the acquisition of AGRO.

     General and administrative expenses increased $64,000 or 4% to $1,691,000 for the nine months ended March 31, 1998 from $1,627,000 for the same period in 1997, primarily due to increases in personnel and related costs, and certain credit risks incurred from expanded and new markets, partially offset by a reduction in insurance costs.

     Operating income decreased $282,000 to a loss of ($276,000) for the nine months ended March 31, 1998 compared to operating income of $6,000 for the same period in 1997. The increase in operating loss resulted from a $388,000 increase in operating expenses for the nine months ended March 31, 1998 compared to the same period in 1997, partially offset by a $106,000 increase in gross profits. Excluding non-recurring amounts in 1997, operating loss for the nine months ended March 31, 1998 increased $205,000 to a loss of ($276,000) from an operating loss of ($71,000) for the same period in 1997, after exclusion of a non-recurring reversal of accrued restructuring costs of $77,000 in 1997. Operating expenses increased $311,000 or 8% to $4,214,000 for the nine months ended March 31, 1998 compared to $3,903,000 for the same period in 1997, when the restructuring reversal is excluded for 1997.

     Other income (expense) decreased by $16,000 to ($51,000) net expense for the nine months ended March 31, 1998 compared to ($67,000) net expense for the same period in 1997, primarily due to net interest (expense) decreasing by $14,000, which resulted from a greater decline in the level of debt outstanding as compared to the decline in the amount of investments during the nine months ended March 31, 1998.

     The Company's net loss increased ($266,000) or ($0.02) per diluted share to a net loss of ($327,000) or ($0.03) per diluted share for the nine months ended March 31, 1998 compared to a net loss of ($61,000) or ($0.01) per diluted share for the same period in 1997. Excluding non-recurring amounts, the net loss for the nine months ended March 31, 1998 was ($327,000) or ($0.03) per diluted share, a ($189,000) or ($0.02) per diluted share increase in loss, compared to net loss of ($138,000) or ($0.01) per diluted share for the same period in 1997, when the $77,000 reversal of accrued restructuring costs is excluded from the 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $348,000 at March 31, 1998 compared to $1,247,000 at June 30, 1997. Cash, cash equivalents and short-term investments totaled $877,000 at March 31, 1998 compared to $1,775,000 at June 30, 1997. Cash used for operating activities totaled $1,507,000 for the nine months ended March 31, 1998 and principally consisted of a net loss of ($327,000) and increases in accounts receivable of $1,158,000 and other current assets of $560,000, partially offset by an increase in accounts payable and accrued expenses of $349,000. Cash provided by financing activities totaled $872,000 in the nine months ended March 31, 1998, which consisted principally of net borrowings under the Company's revolving line of credit of $785,000, and $83,000 of proceeds from the issuance of common stock resulting from the exercise of options. Cash used for investment activities for the nine months ended March 31, 1998 totaled $264,000, which consisted principally of purchases of property and equipment of $426,000, partially offset by a decrease in other non-current assets of $143,000. The Company's working capital and current ratio were $1,454,000 and 1.3 to 1, respectively, at March 31, 1998 compared to $1,635,000 and 1.3 to 1, respectively, at June 30, 1997.

     Debt increased by $789,000 to $800,000 at March 31, 1998 compared to $11,000 at June 30, 1997. The increase was due to seasonal financing needs at March 31, 1998. The amount available under the Company's revolving line of credit was $1,986,000 at March 31, 1998. In April 1998, the Company and its lender agreed to extend the due date for the $3,000,000 revolving line of credit to July 28, 1998 from April 28, 1998.

     In the nine months ended March 31, 1998, the Company funded $82,000 of accrued restructuring costs that had been recorded in fiscal 1994 and 1995. The balance of accrued restructuring costs, $375,000 total current and non-current portions, as of March 31, 1998, is expected to be utilized in fiscal 1998 and thereafter.

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

     The Company plans to finance its cash needs principally with existing cash reserves, represented by approximately $348,000 of cash and cash equivalents and $529,000 of short-term investments as of March 31, 1998. The Company believes that such cash reserves, along with cash generated from product sales, and funds available under its revolving line of credit, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through March 31, 1999. The Company may need to raise additional funds to finance its ongoing operations and expected growth after March 31, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company. If the proposed merger, as described in Note 2 to the Consolidated Financial Statements, is not completed, then the Company will continue to explore other potential mergers, joint ventures and various other strategic opportunities, which are aimed at enhancing stockholder value and the long-term commercial viability of the Company.


SEASONALITY

     The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales product mix, completion of systems and equipment installations and other economic factors. Operating revenues may be concentrated in the Company's second and third quarters as a result of the North American growing and harvesting seasons. Although the Company believes that the historical trend in quarterly revenues for the second and third quarters of each year are generally higher than the first and fourth quarters; there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements that describe the Company's business prospects and those which relate to the completion of the merger and the combined entity. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects, political, economic or other conditions, and market acceptance and corporate position of the Company and the combined entity. Furthermore, market trends are subject to changes, which could adversely affect future results.

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a.   Exhibits

                      Exhibit                        Exhibit
                      Number                        Description
                      ------            -------------------------------------
                      27                Financial Data Schedule as of and for
                                        the Nine Months Ended March 31,1998.


                  b.   Reports on Form 8-K.

                      Report dated, April 29, 1998, which incorporated a press release made available to the public on April 29, 1998 and which referred to the Company entering into a definitive merger agreement whereby Agro Power Development, Inc. will be merged with and into a newly formed subsidiary of the Company. The Press Release was attached as an exhibit.

                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ECOSCIENCE CORPORATION


Date:  May 15, 1998          By:  /s/ Michael A. DeGiglio
                                -------------------------
                                      Michael A. DeGiglio
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  May 15, 1998          By:  /s/ Harold A. Joannidi
                                ------------------------
                                      Harold A. Joannidi
                                      Treasurer & Secretary
                                      (Principal Financial & Accounting Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX



Exhibit Number             Description of Exhibit                   Page Number
--------------             ----------------------                   -----------

      27          Financial Data Schedule as of and for the             21
                      Nine Months Ended March 31, 1998