Form 10-K
period 1998-06-30
ECOSCIENCE CORP/DE
filed 1998-10-13
CIK 882259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

As of October 2, 1998, there were outstanding 11,619,278 shares of Common Stock, $0.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by NASDAQ, was approximately $8,411,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
                  Number of Pages: 95 Exhibit Index on Page: 72

                                     PART I
================================================================================

Item 1.  Business
--------------------------------------------------------------------------------

General

     EcoScience Corporation ("EcoScience") is engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for consumer and industrial applications. The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) biological pest control products to consumers and industry.

     The Company serves the specialty agriculture and postharvest fruits and vegetables markets through its three subsidiaries: Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") which are hereinafter referred to collectively with EcoScience as the "Company." EcoScience was incorporated under the laws of the State of Florida on August 27, 1982, and was reincorporated in the State of Delaware on June 29, 1988. On November 18, 1992, EcoScience acquired all of the outstanding capital stock of AGRO, an East Brunswick, New Jersey based company that engineers, designs, markets and distributes advanced technologies, products, growing systems and services for the North American intensive farming, horticulture, nursery and produce packing industries. On May 24, 1994, the Company acquired certain assets and liabilities of American Machinery Corporation ("AMC"), an Orlando, Florida based business that provided postharvest coating products and services to the fresh fruit and vegetable markets throughout the United States, the Caribbean, Central America and South America. Concurrent with the acquisition of certain assets and liabilities of AMC, the Company formed EPSC to combine the AMC product line and operating unit with the Company's existing activities in those markets. The Company sells termite control products for use in consumer and industrial applications through a marketing collaboration with Terminix International Company L.P. ("Terminix"). Additionally, the Company has initiated an extensive testing, development and marketing program with Maruwa
Biochemical Co., Ltd. ("Maruwa Biochemical") for termite control products in Japan (see "Collaborative Agreements").

     The Company's primary products are (i) advanced growing systems based on Stonewool(R), manufactured by Grodania A/S, (ii) sophisticated sorting, grading and packing systems manufactured by Aweta, B.V., (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V., (iv) PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, (v) Bio-Save(R) PostHarvest BioProtectant line of products and (vi) Bio-Blast(R) Biological Termiticide ("Bio-Blast") manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

     The Company operates from its headquarters in East Brunswick, New Jersey, where it maintains sales, marketing and warehousing operations, and its Orlando, Florida facility which contains the Company's major coatings and biologicals production facility. The Company also maintains sales and/or customer service offices in Visalia, California; Ventura, California; Littleton, Colorado; Union Gap, Washington; and Milton, Ontario, Canada; and Mexico; and a technical product sourcing office in the Netherlands.

     The Company's technology encompasses the development and application of natural microbial pest control agents. The Company's technology enables it to provide products and technical support for consumer and industrial insect control applications, and growers and packers of specialty crops. The Company also conducts research on the use of microbial agents to control plant diseases, postharvest diseases on fruits and vegetables, and insect pests, as well as on new applications for natural coatings to sustain nutrition and overall quality in fresh fruits and vegetables.

     In fiscal year ended June 30, 1998, the Company (i) expanded marketing of its Bio-Save line of products for the control of postharvest fruit diseases in a wide range of commercial applications, and (ii) began research on a USDA funded Phase 2 Small Business Innovation Research ("SBIR") program on the prevention of postharvest diseases of bananas, which will continue through fiscal year 2000. In addition, the Company expects to conduct tests to extend the range of performance and applicability for both its Bio-Save line of products and for its Bio-Blast insect control product.


Merger

     Effective September 30, 1998, Agro Power Development, Inc., a New York corporation ("APD") became a wholly owned subsidiary of EcoScience pursuant to a Merger Agreement dated April 28, 1998 and amended and restated as of July 31, 1998. Details of the merger are contained in the Company's Proxy Statement dated August 10, 1998, which was filed with the Securities and Exchange Commission.

     APD is, in terms of total acreage controlled by a single entity, the largest producer of premium quality, greenhouse grown tomatoes in the United States. APD develops, constructs and operates highly intensive agricultural greenhouse projects and markets and sells the vegetable production of these facilities, as well as fresh vegetables produced by other greenhouse growers, under its Village Farms(R) brandname as a consumer product, primarily to retail supermarkets and dedicated wholesale distribution companies throughout the United States.

     APD currently operates eight greenhouse facilities in the United States, including one facility which is currently under construction and is approximately sixty percent (60%) complete. If the construction of the new facility is completed according to plan, APD's greenhouse facilities will represent approximately 217 acres (9,387,180 square feet) of growing capacity and four of these facilities, each of which has or is expected to have approximately forty-one (41) acres of growing capacity, will be among the largest greenhouses in North America. By producing, harvesting, packaging and directly marketing all of its products, APD eliminates numerous intermediaries (i.e. repackers, brokers and wholesalers) utilized by traditional field producers of fresh vegetables. In order to develop additional sources of supply and revenue, APD has entered into agreements to market and sell fresh vegetables produced by two other greenhouse operations which currently comprise a total of approximately 26 acres.

     In addition to produce sales, APD generates revenues from management and marketing fees paid to APD by the owners of greenhouse facilities operated by APD. In certain instances, additional revenues are generated by designing and managing the construction of these facilities for the greenhouse owner.

     On the effective date of the Merger, Michael DeGiglio, Thomas Montanti and Albert Vanzeyst, each of whom is a director and shareholder of APD, sold, and Agro Acquisition Corporation (the Company's wholly owned acquisition subsidiary) purchased, the entire 50% ownership interest of such individuals in Village Farms of Morocco, S.A., a Moroccan company ("VF Morocco"), for 99,000 shares of the Company's Common Stock.

     VF Morocco was established in 1994 by APD's directors and a group of investors based in Morocco to export tomatoes grown in Morocco to Canada during the winter. In 1997, VF Morocco began to export clementines from Morocco to the United States. VF Morocco plans to export tomatoes and other fresh vegetables and fruits from Morocco and Spain to the United States and Europe; however, the United States had previously banned all tomato imports from Morocco due to concerns over the Mediterranean fruit fly. The Company has learned that recently, the United States approved the importation of the previously banned products including tomatoes and other fresh vegetables and fruits from certain regions of Morocco. Although the acquisition of VF Morocco is not expected to have a material effect on APD's financial condition and operating results going forward, APD believes that efforts made by VF Morocco and its shareholders to promote additional business activities in Morocco and Europe could facilitate APD's expansion plans.

Products

     The Company's focus is on development and commercialization of products for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for consumer and industrial applications.

     Specialty Agriculture

     The Company, through AGRO, engineers, designs, markets and distributes commercial products and provides services to the greenhouse, horticulture and nursery markets in the United States, Canada and Mexico.

     Commercial Products


     Growing Systems. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of the Grodan(R) brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based wholly owned subsidiary of Rockwool International A/S. Stonewool is made by melting rock, processing it to a fibrous material which can be flocculent or formed into solid structures. It is both solid and porous, and designed to support the hydroponic growth of high value crops and to improve plant root distribution and plant yields through more efficient use of oxygen, water and fertilizer. Stonewool is used worldwide for cultivation of a variety of plants in controlled growing environments such as greenhouses. The distribution agreement expires on December 31, 2000. The sale of products under the distribution agreement with Grodania A/S accounted for 40%, 42% and 45% of the Company's total product sales in fiscal 1998, 1997 and 1996, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1999.

     Automated Irrigation and Environmental Control Systems. The Company through its ISYS(R) Division engineers, designs, fabricates, assembles and distributes greenhouse irrigation and fertilization systems, computerized environmental control systems and application products. In addition, to these products and systems, the Company provides customers with technical support, product service, turnkey installation, product marketing and other supplementary services. The Company is the exclusive distributor in the United States, Canada and Mexico of computerized environmental control systems and accessories produced by H. Hoogendoorn Automation B.V, a Netherlands based company.

     The Company also distributes various accessories and other product lines for use in the intensive farming, horticulture and nursery industries in the North American market on both an exclusive and non-exclusive basis.

     PostHarvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce.

     Through AGRO and EPSC, the Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets.

     Commercial Products


     Sorting, Grading and Packing. Once harvested, produce must be sorted, graded and packaged for shipment and storage. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of
computerized color, weight and size sorting, grading and packing automated systems produced by Aweta, B.V., a Netherlands based company, and ancillary equipment. The sale of products under the distribution agreement with Aweta, B.V. accounted for 21%, 26% and 20% of the Company's total product sales in fiscal years 1998, 1997 and 1996, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales in fiscal 1999.

     Traditional Coating Products. Prior to shipping or storage, fruits and vegetables are typically treated with a variety of processing and storage aids. These are designed to enhance the appearance and preserve the quality of stored produce. The Company manufactures, markets and provides a broad spectrum of postharvest coating and cleaning products and services. Its traditional protective coating and storage products include Indian River Gold, PacRite, SEALBRITE(R) and DURA-FRESH(R). These products were originally acquired in May 1994 with the asset purchase of AMC. These traditional coating products are conventional shellac and carnauba based coatings which have been used successfully in the citrus and pome fruit markets. These traditional coating products, together with the Company's Bio-Save coating products, maintain the quality and extend the shelf life of produce by (i) providing a barrier to free gas exchange, (ii) providing a barrier against abrasion, scuffing, bruising and other injuries, (iii) providing a carrier for decay preventing agents, (iv) providing a glossy appearance that is aesthetically appealing to consumers, (v) reducing shrinkage caused by water loss and (vi) maintaining firmness of the fruit or vegetable. The Company's traditional coating products contain materials that are U.S. Food and Drug Administration ("FDA") approved additives or have been listed by the FDA as "Generally Recognized As Safe" ("GRAS") and accordingly, these coatings do not require FDA approval or registration. PacRite, SEALBRITE, and Indian River Gold currently are sold by the Company in the United States, the Caribbean, Central America and South America.

     Bio-Save PostHarvest BioProtectant. The Bio-Save line of biological disease inhibitors are sold through EPSC to the pear, apple and citrus markets. Postharvest diseases and damage during storage and shipment can account for losses ranging from 10% to 25% of total annual production of fruits and vegetables, depending on the crop and climate. The Company has developed and registered with the U.S. Environmental Protection Agency ("EPA") biological products for sale using the naturally occurring microorganism, Pseudomonas syringae, which can control the development of Blue Mold (Penicillium expansum), Gray Mold (Botrytis cinerea) and Mucor Rot (Mucor pyriformis) on apples and pears, and Blue Mold (P. italium), Green Mold (P. digitatum) and Sour Rot (Geotrichum candidum) on citrus fruit. The Company has conducted successful field trials over the last five years utilizing these microbial disease inhibiting agents in Florida, California, Oregon, West Virginia, Massachusetts, Michigan and Washington; and in Chile. The Company initiated commercial product launch of its Bio-Save products in fiscal 1997 and plans for continued expansion of product marketing and development in fiscal 1999. In 1997, the Company received EPA registration for the use of Bio-

Save on cherries and continues to investigate the application of Bio-Save to control other postharvest diseases on fruits and vegetables, such as on potatoes.


     Biological Insect Control


     In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities.


     Commercial Products


     Bio-Blast Biological Termiticide. The Company, together with its collaborator, Terminix, has developed a natural fungal product to control termites, the Bio-Blast Biological Termiticide (see "Collaborative Arrangements"). This product contains a fungus selected for its ability to infect and kill termites, which has been formulated for application utilizing conventional equipment in a termite infested structure. The product uses Metarhizium anisopliae, a naturally occurring insect killing fungus. The product is a dry wettable powder, packaged and portioned for ease of storage and use; and used as a water suspension. Through commercial trials, the Company has demonstrated that Bio-Blast is an effective method for the control of termite infestations. The Company has demonstrated that termites exposed to the fungus in the product can spread the fungus by contact to nest mates that have not directly contacted the fungal agent, thereby infecting and killing other termites through the Horizontal Transfer(R) effect. The Company received EPA product registration for the termiticide in October 1994, and subsequently received approval for registration from 48 states. In fiscal 1996, the Company made its initial sales to both Terminix and Maruwa Biochemical. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix.


Sales and Distribution


     Specialty Agriculture. The Company sells directly into this market through AGRO. AGRO has a force of 23 people involved in sales, marketing and distribution, engineering and design, and system installation and service at its distribution and service centers in East Brunswick, New Jersey; Milton, Ontario, Canada; and Ventura, California, and in its sales and service office in Littleton, Colorado.

     PostHarvest Fruits and Vegetables. The Company uses its AGRO and EPSC direct sales operations to market and sell its sorting, grading and packing equipment, and its traditional coatings and Bio-Save BioProtectants to fruit and vegetable growers, packers and processors in the United States, the Caribbean, Central America and South America. EPSC has a sales and technical support services force of eight people located in its distribution and service centers in Orlando, Florida and Visalia, California. AGRO has a force of eleven people involved in sales and marketing, engineering and design, and system installation and service in this market at its sales and service centers in Union Gap, Washington; Milton, Ontario, Canada; East Brunswick, New Jersey and Littleton, Colorado.


     Biological Insect Control. In June 1992, the Company entered into a product development and license agreement with Terminix for collaboration on the development and marketing of termite control products in the United States and Canada (see "Collaborative Agreements"). In fiscal 1996, the Company initiated sales to Terminix for its Bio-Blast termiticide product and in fiscal 1997 initiated the U.S. commercial launch of the product in collaboration with Terminix.

     International Sales. The Company expects to market products internationally primarily through local and regional distributors and partners. The Company has a development and distribution agreement with Maruwa Biochemical for distribution of its initial biological insect control product and is in the process of extending this agreement to its Bio-Blast Biological Termiticide in Japan upon registration there (see "Collaborative Agreements").

     Financial information segregated by major geographic area (United States and Canada) is set forth in Note 9 to the Company's Consolidated Financial Statements, incorporated herewith.

Manufacturing

     The Company has established supply arrangements for the production of fungal conidia, the active ingredient in the Bio-Blast product. Upon receipt of the raw active ingredient, the Company processes, formulates and packages this material using proprietary processes to produce the Bio-Blast product in its Orlando, Florida manufacturing facility.

     Traditional coating products are manufactured at the EPSC facility in Orlando, Florida. Production of the Company's biological postharvest fruit disease control product, Bio-Save, requires large scale fermentation and formulation capacity. Currently, a single sub-contractor manufactures the Bio-Save products for the Company. However, the Company believes other entities would be capable of manufacturing these products. Although, to date, the Company has been able to acquire a sufficient supply of the Bio-Save product for its commercial sales; the inability of the sub-contractor to meet the Company's needs for the Bio-Save products or a change in supplier could cause a delay in filling orders, as well as a possible loss of sales, which would affect operating results adversely.

Collaborative Agreements

     U.S. Department of Agriculture. Lyme disease has become, in recent years, a disease of significant public and medical concern through the U.S., particularly in the Northeast. The disease is spread to people through the bite of several species of ticks. The Company has signed a Material Transfer Agreement with the United States Department of Agriculture's Agricultural Research Service ("ARS"), whereby the Company provides formulated Metarhizium anisopliae to the ARS to support their field trials against tick larvae. Laboratory trials conducted with this fungus indicated good killing activity towards the tick larvae. Should these trials be successful, the Company will consider further commercial development of a product for the control of ticks capable of spreading Lyme disease.


     Maruwa  Biochemical  Co.,  Ltd. In June 1993,  the Company  entered  into a
Development and Distribution Agreement with Maruwa Biochemical (the "Maruwa Agreement") to commercialize the Company's initial biological insect control product in Japan. In addition, the Company has shipped product to and is working with Maruwa on commercialization of its Bio-Blast product in Japan. Under the Maruwa Agreement and a proposed extension thereto, Maruwa Biochemical will pursue at its own expense the registration and commercialization of the Company's biological termite control product in Japan, including the initiation of field trials and, if required, the commencement of toxicology studies. At this time emphasis has shifted to the Bio-Blast product and the Company anticipates entering into a formal agreement with Maruwa for the Bio-Blast product.


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

The Company has retained all rights elsewhere. The Company manufactures and sells products to Terminix at an agreed markup over the Company's manufacturing cost. The Company will share in any profit realized by Terminix over specified levels. The Terminix Agreement extends until expiration of the last to expire of any patents which may issue covering the Company's biological termite control technology, subject to Terminix's right to terminate the agreement at any time. The Company received EPA product registration for the termite control product in October 1994, and subsequently received approval for registration from 48 states. In October 1996, the Company and Terminix initiated the U.S. commercial launch of Bio-Blast.

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


     Microbial Pest Control


     Microbial pesticide products are based on microorganisms isolated from the environment, formulated and delivered to a target pest so that they kill the pest, or control or inhibit its proliferation on the target. These microorganisms are packaged alive and perform their function through proliferation in the pest environment. Much of the formulation and delivery technology developed for synthetic chemical pesticides is inappropriate for microbial products which employ and preserve living organisms. EcoScience microbial technology uses live microorganisms which either attack and kill a target pest (e.g. Bio-Blast) or through natural growth inhibit the ability of a target pest to proliferate (e.g. Bio-Save).


     The following list describes the Company's proprietary microbial pest control technologies including methods to (i) identify and isolate active microbial agents, (ii) manufacture commercial quantities of those microbial agents, (iii) formulate and package them as products with commercially acceptable stability and shelf life and (iv) deliver them to the target pest (see "Patents and Trade Secrets").

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


     Development of Formulation Systems. The Company has access to or has developed proprietary processing systems to stabilize and extend the shelf life of fungal and bacterial agents, and ensure their stability, longevity and activity in use. These systems lead to formulations which allow living fungi and bacteria to remain viable in dry, aqueous or oil based formulations until use. This technology is the basis for the Bio-Save and Bio-Blast products. EcoScience has been awarded U.S. patents which cover certain of its advances in this area. Additionally, it serves as the basis for the contract formulation business EcoScience is developing.

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

     Development of Delivery Systems. The Company has developed proprietary delivery systems including insect infection chambers, sprays, dusts and gels, that optimize performance of microbial agents by facilitating accurate delivery of concentrated doses. EcoScience has been awarded U.S. patents which cover certain of its advances in this area.

     Fresh Fruit Coatings


     The Company's coating technology utilizes FDA food grade and/or GRAS listed products to improve the appearance of and maintain the quality of fruits after harvest, and during storage and transit to market. The technology focuses on controlling respiration (oxygen transport) and water loss of fruit. Restricting respiration and reducing water loss improves delivery of fresher products to the consumer. The key to the Company's approach is to design the appropriate coating for each type of fruit, since different types of fruit respond differently to respiration and water loss. In May 1994, the Company acquired a line of traditional coating products from AMC, all of which utilize conventional shellac and carnauba as their main ingredients that have been used successfully in the citrus and pome (primarily apples and pears) fruit markets.


Technical Advice and Service


The Company, as an adjunct to its sales and service efforts, advises its customers on improved technical growing methods and systems, and packing techniques and systems. To successfully service its customers requires knowledge of the customers' challenges and problems, and technical solutions available to solve those problems. Customers frequently depend on the Company for such service and advice.


Research and Development

     The Company's technology has applicability to a variety of potential products and product systems. These include various insect spray and chamber products, plant and root fungal disease control systems, and preharvest and postharvest coatings and disease control systems which are currently in varying stages of development. As part of the Company's prior restructuring program, and current cost control programs, certain research and product development programs, and the funding thereof, have been suspended, curtailed or deferred. Future development and funding of these and other select research and product development programs will depend on a number of factors, including market conditions, availability of financial, technical and other resources, technological advancements, manufacturing capabilities, commercial potential of resultant end products, governmental regulations, and other relevant matters which may confront the Company in the future.


     The Company's operating costs and expenses to date have, to a large extent, related to the research and development of products and product systems for future commercialization. Expenses incurred by the Company under third party funded research and development programs totaled approximately $53,000, $7,000 and $0 in fiscal 1998, 1997 and 1996, respectively. Expenses incurred under Company funded research and development programs totaled approximately $412,000, $501,000 and $1,018,000 in fiscal 1998, 1997 and 1996, respectively.

Technology Licensing

     United States Department of Agriculture ("USDA"). The Company has an agreement with the USDA granting the Company exclusive rights to the use of a microbial strain developed at the USDA for the control of postharvest diseases of pome fruits. This organism is the basis for one of the Bio-Save products and is the subject of a pending U.S. patent application by the USDA. The license agreement provides for a royalty to the USDA based on sales by the Company of products incorporating the licensed microbial strain. The Company has also licensed the worldwide rights to develop and commercialize additional biological disease control organisms recently patented by the USDA. The organisms are naturally occurring yeasts which effectively control the development of Blue Mold (Penicillium expansum), Gray Mold (Botrytis cinerea) and Mucor Rot (Mucor pyriformis) on apples and pears.

Competition

     The Company faces substantial competition from a few large companies and several smaller companies in the sale of certain products and growing systems to greenhouses and nurseries in North America. The Company believes that its range of products and services, and product quality, will allow it to compete effectively in North America.


     Competition in the fruit coatings market is also intense. Fruit coating products are developed and marketed primarily by several large companies which offer a full range of products. In addition, several smaller companies offer a limited range of fruit coating products. The Company believes that it can compete effectively in this market with its Bio-Save PostHarvest BioProtectant and traditional coating products based on the cost effectiveness and the quality of its coating formulations and services.

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


     The tomato and other vegetable markets in which APD competes or intends to compete are highly competitive. In addition to other greenhouse producers, APD must compete with U.S. producers of field grown tomatoes, which generally have prices substantially below those of greenhouse tomatoes. In addition, due to increased environmental compliance costs in the United States, competition from producers in Mexico has increased. Certain of the producers of field tomatoes may have greater resources than APD. APD's greenhouse competitors are located primarily in the United States, Canada, Israel, Spain and Holland.

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

     Detailed and complex procedures must be followed in order to obtain approvals under FIFRA to commercialize a pesticide product. A registration application must be submitted to the EPA for each product and must list each pest for which the product will be used. Evaluation data for registration includes, but may not be limited to, non-target organism testing, environmental data, product analysis and residue studies, product performance, and toxicology (hazards to human beings and domestic animals).


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


     In October 1994, the Company received EPA registration for its Bio-Blast termiticide. The Company subsequently received registration from 48 states. In March 1995, the Company received EPA registration for Bio-Save 10 and Bio-Save 11 biofungicides in all states requested. In March 1996, the Company received EPA registration for Bio-Save 1000, Bio-Save 100 and Bio-Save 110. These registrations are for new formulations of the original Bio-Save 10 and 11 products. In addition, in May 1997, the Company received approval from the EPA for a label extension for the use of Bio-Save 1000 on cherries.


     Certain of the Company's activities, including the operation of its laboratories and manufacturing facilities, and APD's operations, have been, or may be, subject to regulation (i) under various other state and federal laws and regulations including the Occupational Safety and Health Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-To-Know Act, the Food Quality Protection Act of 1996, the Resource Conservation and Recovery Act, FIFRA, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, and other state and federal statutes regulating environmental quality and (ii) by state and federal agencies, including the USDA and the FDA. From time to time, governmental authorities review the need for additional laws and regulations for biotechnology and pesticide products that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. Historically, compliance with applicable federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment by the Company's manufacturing or laboratory operations has had an immaterial effect upon the Company's capital expenditures, results of operations and competitive position.


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


     The Company has been issued patents and has pending patent applications that address its core technological strengths, with emphasis on fungal and bacterial formulation, and storage technologies. These patents and patent applications have been principally pursued in the U.S. and in some cases internationally. The technology described in these patents and patent applications is useful in the development of fungal and bacterial active ingredient microbial pesticides. The following U.S. patents have been allowed:
(i) Method and Device for the Biological Control of Cockroaches, (ii) Method and Device for the Biological Control of Insects, (iii) Insect Contamination Chamber, (iv) Method and Device for the Biological Control of Flying Insects,
(v) Device for Biological Control of Cockroaches, the further development and sale of which the Company has suspended, (vi) Device Containing Fungus for Biological Control of Insects, (vii) Maintenance and Long Term Stabilization of Fungal Conidia Using Surfactants and (viii) Packaged Fungal Culture Stable to Long-Term Storage.


     Together, these patents describe a set of technologies applicable to the use of fungi for the control of insect pests, and are central to the Bio-Path(R) chamber technology which covers cockroaches, the further development and sale of which the Company has suspended; however, this technology can be extended to any other insect that can be controlled via a chamber system. An additional patent, Method for Storing Fungal Cultures and Conidia, describing further fungal formulation technology is pending.

     The Company has been issued two additional U.S. Patents which relate to the use of bacteria, chiefly as biofungicides in the treatment of plant fungal disease: (i) Pseudomonas Syringae ATCC 55389 and Use Thereof for Inhibiting Microbial Decay on Fruit covering a microorganism that is the active ingredient in Bio-Save 10, 100 and 1000, and (ii) Method and Composition for Producing Stable Bacteria and Bacterial Formulations.

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

     In addition to its own active ingredients, the Company has acquired the exclusive rights to the use of microbial strains developed by the USDA for the control of postharvest diseases of pome fruits. The USDA has been granted one patent covering this technology and has filed a patent application covering additional postharvest disease control agents (see "Technology Licensing").

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company, and which require disclosure of and assignment to the Company ideas, developments, discoveries and inventions made by such persons. There can be no assurance that these agreements will prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information. Additionally, in the absence of patent protection, the Company's business may be adversely affected by competitors who develop substantially equivalent technology.

Personnel

     As of October 2, 1998, the Company had 65 full time employees. A total of two persons are employed full time in manufacturing and production; 32 in sales, marketing and distribution; two in engineering and design; ten in system installation and service; three in research and development; and 16 in management and administration. As of October 2, 1998, APD had approximately 992 full time employees, including 16 in sales, marketing and distribution; two in construction and design services, 16 in management and administration, and approximately 958 in greenhouse operations.

     None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2.  Properties
--------------------------------------------------------------------------------

     The Company's corporate headquarters and research and development operations, and AGRO's New Jersey operations are located in two facilities in East Brunswick, New Jersey. These facilities consist of 23,000 and 10,000 square foot spaces and are under leases that expire in July 1999, and which provide an option to renew for an additional five year term. In addition, AGRO leases 10,000 square feet of space for its sales, service and warehouse center located in Milton, Ontario, Canada under a three year lease which expires in June 2001. AGRO also leases a 12,000 square foot facility for its sales, service and warehouse center in Ventura, California; as well as a 5,000 square foot facility for its sales, service and warehouse center in Union Gap, Washington, under various lease terms.

     The Company's wholly owned subsidiary, EPSC, leases approximately 24,000 square feet of space for its headquarters, production and warehouse facilities located in Orlando, Florida, under a five year lease which expires in May 1999, and which provides an option to renew for an additional five year term. In addition, EPSC leases on a month to month basis approximately 4,000 square feet of space for its sales, service and warehouse center located in Visalia, California.

     APD's principal properties consist of its greenhouse facilities in Ringgold and Mount Carmel, Pennsylvania; Buffalo and Wheatfield, New York; Fort Davis and Marfa, Texas; and King George, Virginia. APD has an ownership interest in the facilities located in Buffalo, New York; Fort Davis, Texas; Mount Carmel, Pennsylvania; and Marfa, Texas. The remaining facilities, and the land upon which the Buffalo and Marfa facilities are located, are leased. Each of the greenhouses operated by APD has adjacent packing and support facilities ranging in size from approximately 11,300 square feet at the Ringgold, Pennsylvania facility to the approximately 170,000 square foot storage and distribution center adjacent to the Virginia greenhouse facility. Collectively, these facilities provide an aggregate of approximately 512,778 square feet of packing and support space to APD. In addition, APD leases approximately 850 square feet of office space in Charlotte, North Carolina and 500 square feet of office space in Naples, Florida.

     The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

     The Company is not a party to any material legal proceedings. No Director, officer, or affiliate of the Company, nor any owner beneficially or of record of more than 5% of the Common Stock, nor any associate of any of the foregoing, is a party to legal proceedings adverse to the Company or any of its subsidiaries, nor does any such person have a material interest in any such proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II
================================================================================

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

     The Company's Common Stock trades on The Nasdaq Stock MarketSM ("NASDAQ") under the symbol "ECSC". As of October 2, 1998, there were approximately 277 holders of record and approximately 1,823 total beneficial holders of the Company's Common Stock. The Company effectuated a one for five reverse stock split effective at the close of business on September 30, 1998. The reported closing price of the Common Stock on October 2, 1998 was $3 5/8. The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

     The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices (pre-reverse stock split prices) of the Common Stock as reported by NASDAQ based on published financial sources.


          1998                                        High                Low
          -------------                               ----                ---
                Fourth Quarter...............       $ 1 13/16          $ 1
                Third Quarter................         1 15/16            1 7/32
                Second Quarter...............         2                  1 3/16
                First Quarter................         1 9/16             1 1/16

          1997                                        High              Low
          -------------                             ----------        -----
                Fourth Quarter...............       $ 1 3/4            $  27/32
                Third Quarter................         2 1/2              1
                Second Quarter...............         1 3/8                7/8
                First Quarter................         1 5/8              1

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

     The selected financial data presented below has been derived from the Company's audited consolidated financial statements for each year in the five year period ended June 30, 1998. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes which appear elsewhere in this document.


                                                                                            Years Ended June 30,
Consolidated Statements of Operations Data:                            ------------------------------------------------------------
(In thousands, except per share amounts)                                 1998         1997         1996         1995         1994
                                                                       --------     --------     --------     --------     --------
Product sales .....................................................     $22,317      $20,853      $14,151      $12,335       $9,246
Cost of goods sold ................................................      17,583       15,702       10,394       10,153        7,875
                                                                       --------     --------     --------     --------     --------
Gross profit ......................................................       4,734        5,151        3,757        2,182        1,371
                                                                       --------     --------     --------     --------     --------

Operating expenses:
   Research and development .......................................         465          508        1,018        4,483        8,156
   Selling and marketing ..........................................       2,943        2,463        2,594        3,672        3,043
   General and administrative .....................................       2,263        2,107        2,244        2,631        3,382
   Asset valuation and restructuring (reversal) charges ...........        --           (377)      (1,550)       6,000        5,800
                                                                       --------     --------     --------     --------     --------
      Total operating expenses ....................................       5,671        4,701        4,306       16,786       20,381
                                                                       --------     --------     --------     --------     --------
Operating (loss) income ...........................................        (937)         450         (549)     (14,604)     (19,010)
                                                                       --------     --------     --------     --------     --------

Other income (expense):
   Research, development, licensing
      fees and other income .......................................          53            7          125          155          812
   Investment income ..............................................          65          105          199          590          853
   Interest and other expense .....................................        (148)        (177)        (603)      (1,235)        (208)
                                                                       --------     --------     --------     --------     --------
      Total other (expense) income ................................         (30)         (65)        (279)        (490)       1,457
                                                                       --------     --------     --------     --------     --------
(Loss) income before extraordinary gain ...........................        (967)         385         (828)     (15,094)     (17,553)

Extraordinary gain on early extinguishment of debt ................        --           --            241         --           --
                                                                       --------     --------     --------     --------     --------

Net (loss) income .................................................       ($967)        $385        ($587)    ($15,094)    ($17,553)
                                                                       ========     ========     ========     ========     ========

(Loss) earnings per share
-------------------------

Basic
-----

      (Loss) income before extraordinary gain .....................      ($0.09)       $0.04       ($0.09)      ($1.71)      ($2.27)

      Extraordinary gain ..........................................        --           --           0.03         --           --
                                                                       --------     --------     --------     --------     --------
      Net (loss) income ...........................................      ($0.09)       $0.04       ($0.06)      ($1.71)      ($2.27)
                                                                       ========     ========     ========     ========     ========
      Weighted average common shares outstanding ..................      10,456       10,137        9,070        8,839        7,748
                                                                       ========     ========     ========     ========     ========

Diluted
-------

      (Loss) income before extraordinary gain .....................      ($0.09)       $0.04       ($0.09)      ($1.71)      ($2.27)

      Extraordinary gain ..........................................        --           --           0.03         --           --
                                                                       --------     --------     --------     --------     --------

      Net (loss) income ...........................................      ($0.09)       $0.04       ($0.06)      ($1.71)      ($2.27)
                                                                       ========     ========     ========     ========     ========
      Aggregate diluted shares ....................................      10,456       10,313        9,070        8,839        7,748
                                                                       ========     ========     ========     ========     ========

                                                                                            Years Ended June 30,
Consolidated  Balance Sheet Data:                                      ------------------------------------------------------------
(In thousands)                                                           1998         1997         1996         1995         1994
                                                                       --------     --------     --------     --------     --------
Unrestricted and restricted cash, cash
      equivalents, short-term investments
      and marketable securities ...................................      $  891       $1,775      $ 2,639      $ 7,831      $20,141
Total assets ......................................................       9,626        8,875       10,111       18,769       33,990
Debt and capital leases ...........................................       1,104           11        2,452        8,290        7,933
Stockholders' investment ..........................................       3,136        4,014        2,473        2,492       18,110

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS

General

     EcoScience is engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for consumer and industrial applications. The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) biological pest control products to consumers and industry.

     Specialty Agriculture

     The Company engineers, designs, markets and distributes sophisticated growing systems and services to the greenhouse and plant nursery market in the United States, Canada and Mexico. The Company's primary products for this market are: (i) advanced growing systems based on Stonewool(R) inert growing medium, manufactured by Grodania A/S; (ii) computerized environmental, irrigation and fertigation control systems manufactured by H. Hoogendoorn Automation B.V.; and
(iii) multiple greenhouse consumable products.

     PostHarvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's primary products for this market are: (i) technologically advanced sorting, grading and packing systems for produce packers, manufactured by Aweta, B.V.; and (ii) equipment, coatings and disease control products for the protection of fruits and ornamentals in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the BioSave(R) PostHarvest BioProtectant line of natural biological products.

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

     The Company sells Bio-Blast for use in consumer and industrial applications through a marketing collaboration with Terminix International Company L.P. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa

BioChemical Co., Ltd. for biological products in Japan. The Company commenced shipments of Bio-Blast to Maruwa in fiscal 1997.

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

     The Company believes inflation and changing prices have not had an material effect on its operations to date.

     Merger with Agro Power Development, Inc.

     On September 30, 1998, the Company issued 9,421,487 shares of common stock to the holders of the common stock of Agro Power Development, Inc., a privately held corporation, pursuant to an Agreement and Plan of Merger in which APD was merged into a newly formed, wholly owned subsidiary of the Company. The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the merger, the stockholders of APD own approximately 80% of the outstanding shares of the Company on a fully diluted basis.

     The companies combined to form an integrated environmentally focused, consumer products driven agri-business, capitalizing on expertise in naturally derived food technologies, intensive production and marketing of high value, quality fresh produce, innovative bio-rational pest and disease control technologies, and sophisticated growing and postharvest systems and products. The Company is committed to improving the quality of its products by bridging nature, technology and the environment utilizing the highest standards. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth, and the operating level needed to accelerate revenue growth and increase shareholder value.

1998 Compared to 1997

     The Company's product sales increased $1,464,000 or 7% to $22,317,000 in 1998 from $20,853,000 in 1997 primarily due to an increase in Specialty
Agriculture sales of $2,705,000, partially offset by decreases in PostHarvest Fruits and Vegetables product sales of $841,000 and Biological Insect Control product sales of $400,000. The following table sets forth the Company's product sales by market for 1998 and 1997:

                                                                       Increase
 (In thousands)                                  1998        1997     (Decrease)
                                                -------     -------     -------

 Specialty Agriculture ....................     $14,573     $11,868      $2,705
 PostHarvest Fruits and Vegetables ........       7,724       8,565        (841)
 Biological Insect Control ................          20         420        (400)
                                                -------     -------     -------

Consolidated ..............................     $22,317     $20,853      $1,464
                                                =======     =======     =======

     The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of the Grodan brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based company. The sale of products under the Distribution Agreement with Grodania A/S accounted for 40% and 42% of the Company's total product sales in 1998 and 1997, respectively. Additionally, the Company has the exclusive right to sell Aweta B.V.'s, a Netherlands based company, sorting, grading and packing products and equipment to the fruit, vegetable and flower markets in the United States, Canada, Mexico and the Caribbean. The sale of products under the Distribution Agreement with Aweta B.V. accounted for 21% and 26% of the Company's total product sales in 1998 and 1997, respectively. The Company believes that revenues under these distribution agreements will each account for more than 10% of the Company's consolidated product sales for the fiscal year ending June 30, 1999. Although there are a limited number of sources of growing medium products, and sorting, grading and packing equipment manufacturers in the world, the Company's management believes that if the Company ceased to operate under its current distribution arrangements, the Company could arrange distribution agreements with other manufacturers or suppliers of such products and equipment on comparable terms. Any such change, however, could cause the Company delays in filling sales orders, as well as possible loss of sales, which would adversely affect the Company's operating results.

     In April 1998, Aweta B.V. sustained fire damage to its manufacturing facility and certain contents therein. As a result of the fire, there has been a delay in the shipment and installation of certain sorting, grading and packing equipment with the primary effect being a shifting of revenue and corresponding operating profits from the quarters ending June 30, 1998 and September 30, 1998 to the quarter ending December 31, 1998 or thereafter. The Company is attempting to balance the effects of the temporary decrease in Aweta's production capacity and the Company's customers' installation and production requirements. The Company, however, cannot be assured that delayed delivery and installation of equipment to the customer will meet the customer's requirements which could result in the possible loss of certain customer orders and corresponding loss of revenue and operating profit. The result of the postponement of shipments caused by the fire has been an adverse effect on the Company's operating results for the fourth quarter of fiscal 1998; however, in those periods where delivery is expected to be made, there will be a favorable impact on operating results.

     The Company sold products to APD in the amount of $5,012,000 or 22% of product sales in 1998 and $2,954,000 or 14% of product sales in 1997. Management believes that prices and fees charged to APD were consistent with those that would be changed in arm's length translations. Had the merger not occurred, sales to APD were expected to account for more than 10% of the Company's total product sales for the fiscal year ending June 30, 1999. See Item 13 - Certain Relationships and Related Transactions.

     Cost of goods sold increased $1,881,000 or 12% to $17,583,000 in 1998 from $15,702,000 in 1997, primarily due to product sales increases and a change in product mix.

     Gross margin on product sales decreased $417,000 or 8% to $4,734,000 in 1998 from $5,151,000 in 1997, while gross margin percentage on product sales decreased to 21% in 1998 from 25% in 1997. The decrease in gross margin was primarily due to competitive pressures in the growing medium portion of the Specialty Agricultural market, a reduction in equipment product sales in the PostHarvest Fruits and Vegetables market due to the delayed shipment and installation of equipment orders as a result of the fire at Aweta B.V., reduced sales of the comparatively higher margin Bio-Blast product and to a lesser extent a shift in product mix in the Specialty Agricultural market towards certain typically lower margin product lines.

     Research and development expenses decreased $43,000 or 8% to $465,000 in 1998 from $508,000 in 1997, primarily due to reductions in personnel and related costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save, Bio-Blast and other select programs during fiscal 1999.

     Selling and marketing expenses increased $480,000 or 19% to $2,943,000 in 1998 from $2,463,000 in 1997, primarily due to additional personnel, promotional, customer site and related costs to support efforts to increase market penetration and the marketing of expanded product lines in multiple markets, partially offset by the completion of the amortization of the value of the contract with Grodania A/S in December 1997, the value of which resulted from the acquisition of AGRO.

     General and administrative expenses increased $156,000 or 7% to $2,263,000 in 1998 from $2,107,000 in 1997, primarily due to increases in personnel and related costs, foreign currency losses, and certain credit risks incurred from expansion into new markets and increased sales, partially offset by a reduction in certain insurance costs.

     In June 1997, the Company reversed $300,000 of accrued restructuring costs no longer deemed necessary for facilities consolidation and relocation, which relate to accrued restructuring costs originally recorded in 1995.

     In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the finance company, which resulted in a reversal of a restructuring charge of $77,000 in 1997.

     The Company charged costs and expenses totaling $109,000 and $273,000 against the restructuring accruals during 1998 and 1997, respectively.

     Operating income decreased $1,387,000 to a loss of ($937,000) for 1998 compared to operating income of $450,000 for 1997. The decrease in operating income resulted from a $970,000 increase of total operating expenses in 1998 compared to 1997, in addition to a $417,000 decrease in gross profit. The operating loss for 1998 was ($937,000), a decrease of $1,010,000, compared to operating income of $73,000 for 1997, when the $377,000 in restructuring reversals are excluded. Operating expenses increased $593,000 or 12% to $5,671,000 for 1998 compared to $5,078,000 for 1997 when the restructuring reversals are excluded.

     Other income / (expense) decreased $35,000 or 54% to ($30,000) net expense in 1998 compared to ($65,000) net expense in 1997. The decrease was primarily attributable to an increase of $46,000 in research and development fee income due primarily to the start of the Company's Phase 2 SBIR program in January 1998 and a reduction in interest and other expense of $29,000 or 16% primarily due to the decrease in interest expense resulting from the lower average level of long-term debt and capital lease obligations outstanding during 1998 compared to 1997, partially offset by a decrease in investment income of $40,000 resulting from a decline in the average funds available for investment in 1998 as compared to 1997.

     The Company's net income decreased $1,352,000 or $0.13 per share basic and diluted to a net loss of ($967,000) or ($0.09) per share basic and diluted for 1998 compared to net income of $385,000 or $0.04 per share basic and diluted for 1997. Excluding the non-recurring $377,000 reversal of restructuring charges in 1997, the net loss for 1998 was ($967,000) or ($0.09) per share basic and diluted, a $975,000 decrease compared to the net income of $8,000 or $0.00 per share basic and diluted for 1997.

1997 Compared to 1996

     The Company's product sales increased $6,702,000 or 47% to $20,853,000 in 1997 from $14,151,000 in 1996 primarily due to increases in Specialty Agriculture sales of $3,557,000, PostHarvest Fruits and Vegetables product sales of $2,900,000 and Biological Insect Control product sales of $245,000. The following table sets forth the Company's product sales by market for 1997 and 1996:

                                                                       Increase
 (In thousands)                                1997         1996      (Decrease)
                                              -------      -------      -------
 Specialty Agriculture ..................     $11,868      $ 8,311      $ 3,557
 PostHarvest Fruits and Vegetables ......       8,565        5,665        2,900
 Biological Insect Control ..............         420          175          245
                                              -------      -------      -------

Consolidated ............................     $20,853      $14,151      $ 6,702
                                              =======      =======      =======

     The sale of products under the Distribution Agreement with Grodania A/S accounted for 42% and 45% of the Company's total product sales in 1997 and 1996, respectively. The sale of products under the Distribution Agreement with Aweta B.V. accounted for 26% and 20% of the Company's total product sales in 1997 and 1996, respectively.

     The Company sold products to APD in the amount of $2,954,000 or 14% of product sales in 1997 and $573,000 or 4% of product sales in 1996. Management believes that prices and fees charged to APD were consistent with those that would be changed in arm's length translations. See Item 13 - Certain Relationships and Related Transactions.

     Cost of goods sold increased $5,308,000 or 51% to $15,702,000 in 1997 from $10,394,000 in 1996, primarily due to product sales increases and a change in product mix.

     Gross margin on product sales increased $1,394,000 or 37% to $5,151,000 in 1997 from $3,757,000 in 1996, while gross margin percentage on product sales decreased to 25% in 1997 from 27% in 1996. Gross margin percentage decrease was primarily due to competitive pressures in the growing medium portion of the Specialty Agricultural market and a shift in product mix towards typically lower margin equipment product sales in the PostHarvest Fruits and Vegetables market, partially offset by increased sales of typically higher margin Biologicals, Bio-Blast and Bio-Save.

     Research and development expenses decreased $510,000 or 50% to $508,000 in 1997 from $1,018,000 in 1996, primarily due to reductions in personnel and related costs and certain professional fees.

     Selling and marketing expenses decreased $131,000 or 5% to $2,463,000 in 1997 from $2,594,000 in 1996, primarily due to reduced personnel and related costs, partially offset by promotional and customer site costs.

     General and administrative expenses decreased $137,000 or 6% to $2,107,000 in 1997 from $2,244,000 in 1996, primarily due to decreases in personnel and related costs.

     In June 1997, the Company reversed $300,000 of accrued restructuring costs no longer deemed necessary for facilities consolidation and relocation, which relate to accrued restructuring costs originally recorded in 1995.

     In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and returned certain leased equipment with a net book value of $308,000 to the finance company, which resulted in a reversal of a restructuring charge of $77,000 in 1997.

     In 1996, the Company reversed $1,550,000 of accrued restructuring costs that related to a termination of a lease for its Worcester corporate headquarters and research and development facility (see Note 8 to the Consolidated Financial Statements).

     Operating income increased $999,000 to $450,000 for 1997 compared to an operating loss of ($549,000) for 1996. The increase in operating income resulted from a $1,394,000 increase in gross profit, partially offset by an increase of $395,000 in total operating expenses in 1997 compared to 1996. The operating income for 1997 was $73,000, an increase of $2,172,000, compared to an operating loss of ($2,099,000) for 1996, when the restructuring reversals are excluded. Operating expenses decreased $778,000 or 13% to $5,078,000 for 1997 compared to $5,856,000 for 1996 when the restructuring reversals are excluded.

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

     In 1996, the Company realized an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share basic and diluted with no related income tax effect (see Note 3 to the Consolidated Financial Statements).

     The Company's net income increased $972,000 or $0.10 per share basic and diluted to net income of $385,000 or $0.04 per share basic and diluted for 1997 compared to a net loss of

($587,000) or ($0.06) per share basic and diluted for 1996. Excluding non-recurring amounts, net income for 1997 was $8,000 or $0.00 per share basic and diluted, a $2,386,000 or $0.26 per share basic and diluted improvement, compared to the net loss of ($2,378,000) or ($0.26) per share basic and diluted for 1996. The excluded non-recurring amounts are: (i) for 1997: the $377,000 reversals of restructuring charges; and (ii) for 1996: (a) the $1,550,000 reversal of accrued restructuring costs, and (b) the $241,000 extraordinary gain on early extinguishment of debt.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $358,000 at June 30, 1998 compared to $1,247,000 at June 30, 1997. Unrestricted and restricted cash, cash equivalents, and short-term investments totaled $891,000 at June 30, 1998, compared to $1,775,000 at June 30, 1997. Cash used in operating activities totaled $1,685,000 which consisted primarily of a net loss of $967,000 and increases of $608,000, $386,000 and $657,000 in accounts receivable, inventory and other current assets, respectively, partially offset by an increase in accounts payable and accrued expenses of $640,000. Cash provided by financing activities totaled $1,176,000 in 1998, which consisted principally of borrowings of $1,091,000 under the Company's line of credit. Cash used for investment activities in 1998 totaled $380,000 which consisted primarily of purchases of property and equipment of $545,000, partially offset by a decrease in noncurrent assets of $146,000. The Company's working capital and current ratio were $779,000 and 1.1 to 1, respectively, at June 30, 1998 compared to $1,635,000 and
1.3 to 1, respectively, at June 30, 1997.

     Debt increased by $1,093,000 to $1,104,000 at June 30, 1998 compared to $11,000 at June 30, 1997. The increase was attributable to borrowings under the Company's line of credit.

     In 1998, the Company funded $109,000 of accrued restructuring costs that had been recorded 1995. The balance of accrued restructuring costs, $348,000 (total current and noncurrent portions), as of June 30, 1998, is expected to be utilized in 1999 and thereafter.

     The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing and marketing of its Bio-Blast and Bio-Save products, and other select development programs in its bio-technology operations. In addition, the Company expects to incur incremental costs associated with its plans to expand product lines in the Specialty Agricultural and PostHarvest Fruits and
Vegetables markets. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

     The Company believes its $358,000 of cash and cash equivalents and $533,000 of short-term investments as of June 30, 1998, along with revenues from product sales, and funds available under its revolving line of credit, coupled with the financial resources of and funds available to APD and the operating capacity of APD will be sufficient to fund the combined entity's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through June 30, 1999. The Company may need to raise additional funds to finance its ongoing operations after June 30, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company.

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


RISK

     Although the Merger did not affect 1998 operating results, the Merger may affect the following aspects of the Company's operations: (i) changes in the Company's debt to equity ratio; (ii) costs associated with the transaction and restructuring changes; (iii) market risk; and (iv) credit risk.

     The Merger changed the Company's debt to equity ratio from minor to significant, which could expose the Company to, among other things, risks associated with interest rate fluctuations. Based on an unaudited pro forma condensed combined balance sheet as of June 30, 1998, the debt to equity ratio of the Company before combination was 0.4 to 1; and after combination 89.4 to 1 including minority interest in debt, and 5.8 to 1 including minority interest in equity.

     The Company and APD expect to incur charges to operations currently estimated to be $750,000 and $500,000, respectively, primarily in the quarter in which the Merger was consummated, to reflect non-recurring costs resulting directly from the Merger. Such costs include investment banking, legal, accounting, printing, and other related charges. These amounts are estimates and are subject to change. Additional and unanticipated expenses may be incurred relating to the integration of the businesses of the Company and APD, including sales and marketing, and administrative functions. Although the Company and APD expect that the elimination of duplicative expenses, as well as other efficiencies related to the integration of their respective businesses may offset additional expenses over time, there can be no assurance that such net benefit will be achieved in the near term or at all.

     The Company is subject to a number of risks similar to those of other companies in similar stages of development, including dependence on key individuals, competition from other products and companies, the necessity to develop, register and manufacture commercially usable products, the ability to achieve profitable operations, the impact of supply and demand on market prices for products produced and sold by APD, the impact of crop disease and pestilence, the impact of the perishableness of products produced and sold by APD, weather and other events impacting crop yields and greenhouse structure damage, the impact of customer concentrations, the need to raise additional funds through public or private debt or equity financing, especially due to the substantial amount of capital investment required for greenhouse operations, and the success of the Company to achieve an effective merged entity and the result of that entity in terms of effective operations, market acceptance and corporate position.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses; which to date, such credit losses have been insignificant and within management's expectations. The merged entity is subject to a higher level of risk of this nature due to the higher level of business activity and a higher level of customer concentration.

THE MERGER AND FULFILLMENT OF NASDAQ LISTING REQUIREMENTS

     The National Association of Securities Dealers, Inc., has among its continued listing requirements three criteria, fulfillment of any one of which qualifies an issuer for continued listing on the Nasdaq SmallCap Market. An issuer must have (i) net tangible assets of at least $2,000,000; (ii) a market capitalization of at least $35,000,000; or (iii) net income (for the last fiscal year or for two of the last three fiscal years) of at least $500,000.

     Results for the period ended June 30, 1998, indicate that the Company no longer meets the net tangible assets test. In addition, the Company does not meet the minimum net income test. As of October 2, 1998, 11,619,278 shares of the Company's Common Stock were outstanding. The reported closing price of the Company's Common Stock on October 2, 1998 was $3 5/8, resulting in a market capitalization of approximately $42,120,000. It is possible that the Company may not be able to maintain the required level of market capitalization due to possible fluctuations in the market price for its Common Stock, which may result in Nasdaq's delisting of the Common Stock from the Nasdaq SmallCaps Market.

YEAR  2000

     The Company has completed an initial assessment of its Year 2000 status. A plan has been developed that is expected to address the Company's exposure to the Year 2000 issue. As a part of that plan, the Company will inventory and test its information technology ("IT") and non-IT systems. Major customers and vendors will be contacted in order to assess their status as to Year 2000 compliance. The Year 2000 plan is expected to be implemented and completed by approximately the end of calendar year 1998. While some of the Company's IT and non-IT systems will need to be upgraded or replaced, the financial impact of making the required system changes is not expected to be material to the Company's financial position, results of operations or cash flow.

FORWARD LOOKING STATEMENTS

     This report contains forward looking statements that describe the Company's business prospects including those that relate to the merged companies. These statements involve risks and uncertainties including, but not limited to, regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects, political, economic or other conditions, and the results of the merger in terms of effective operations, market acceptance and corporate position. Furthermore, market trends are subject to changes which could adversely affect future results.

Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

     The  Company's   consolidated   financial   statements  and   supplementary
consolidated quarterly financial data for the years ended June 30, 1998, 1997 and 1996, are set forth on pages 27 through 49.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             June 30,
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
                                     ASSETS
Current assets:
    Cash and cash equivalents ......................................   $    358    $  1,247
    Short-term investments .........................................        533         528
    Accounts receivable, less reserves of $292 and $150
       at June 30, 1998 and 1997, respectively .....................      2,396       1,788
    Inventories ....................................................      2,326       1,940
    Other current assets ...........................................      1,499         842
                                                                       --------    --------
       Total current assets ........................................      7,112       6,345
                                                                       --------    --------

Property and equipment, net ........................................        895         562
Intangible assets, net .............................................      1,542       1,745
Other noncurrent assets ............................................         77         223
                                                                       --------    --------
            Total assets ...........................................   $  9,626    $  8,875
                                                                       ========    ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
    Line of credit .................................................   $  1,091    $   --
    Current maturities of long-term debt ...........................          6          10
    Accounts payable ...............................................      3,223       2,641
    Accrued restructuring costs ....................................        198         307
    Accrued expenses and other current liabilities .................      1,815       1,752
                                                                       --------    --------
       Total current liabilities ...................................      6,333       4,710
                                                                       --------    --------

Noncurrent liabilities:
    Long-term debt, less current maturities ........................          7           1
    Other long-term liabilities ....................................        150         150
                                                                       --------    --------
       Total noncurrent liabilities ................................        157         151
                                                                       --------    --------

Commitments and contingencies

Stockholders' investment:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued and outstanding .................................       --          --
    Common stock, $0.01 par value, 25,000,000 shares authorized;
       10,488,455 and 10,401,177 shares issued and outstanding
       at June 30, 1998 and 1997, respectively .....................        105         104
Additional paid-in capital .........................................     57,304      57,222
Accumulated deficit ................................................    (54,279)    (53,312)
Unrealized gain on short-term investments ..........................          6        --
                                                                       --------    --------
       Total stockholders' investment ..............................      3,136       4,014
                                                                       --------    --------
            Total liabilities and stockholders' investment .........   $  9,626    $  8,875
                                                                       ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Years Ended June 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------

Product sales ....................................   $ 22,317    $ 20,853    $ 14,151

Cost of goods sold ...............................     17,583      15,702      10,394
                                                     --------    --------    --------

Gross profit .....................................      4,734       5,151       3,757
                                                     --------    --------    --------

Operating expenses:
   Research and development ......................        465         508       1,018
   Selling and marketing .........................      2,943       2,463       2,594
   General and administrative ....................      2,263       2,107       2,244
   Asset valuation and restructuring reversal ....       --          (377)     (1,550)
                                                     --------    --------    --------
           Total operating expenses ..............      5,671       4,701       4,306
                                                     --------    --------    --------
Operating (loss) income ..........................       (937)        450        (549)
                                                     --------    --------    --------

Other income (expense):
   Research, development, licensing
      fees and other income ......................         53           7         125
   Investment income .............................         65         105         199
   Interest and other expense ....................       (148)       (177)       (603)
                                                     --------    --------    --------
           Total other expense ...................        (30)        (65)       (279)
                                                     --------    --------    --------

(Loss) income before extraordinary gain ..........       (967)        385        (828)

Extraordinary gain on early extinguishment of debt       --          --           241
                                                     --------    --------    --------
Net (loss) income ................................   ($   967)   $    385    ($   587)
                                                     ========    ========    ========

(Loss) earnings per share
-------------------------

Basic
-----
      (Loss) income before extraordinary gain ....   ($  0.09)   $   0.04    ($  0.09)

      Extraordinary gain .........................       --          --          0.03
                                                     --------    --------    --------
      Net (loss) income ..........................   ($  0.09)   $   0.04    ($  0.06)
                                                     ========    ========    ========

      Weighted average common shares outstanding .     10,456      10,137       9,070
                                                     ========    ========    ========

Diluted
-------

      (Loss) income before extraordinary gain ....   ($  0.09)   $   0.04    ($  0.09)

      Extraordinary gain .........................       --          --          0.03
                                                     --------    --------    --------
      Net (loss) income ..........................   ($  0.09)   $   0.04    ($  0.06)
                                                     ========    ========    ========

      Aggregate diluted shares ...................     10,456      10,313       9,070
                                                     ========    ========    ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                      (In thousands, except share amounts)



                                                                                                      Unrealized
                                                      Common Stock                                   (Loss) Gain
                                                 -----------------------    Additional                    on           Total
                                                 Number of      $0.01       Paid-in     Accumulated   Short-Term   Stockholders'
                                                   Shares     Par Value     Capital       Deficit    Investments    Investments
                                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1995 .....................    8,840,511   $       88   $   55,581   ($  53,110)   ($      67)   $    2,492

Exercise of stock options ....................        1,666         --              1         --            --               1
Issuance of common stock in
   settlement of WBDC lease ..................      500,000            5          495         --            --             500
Unrealized gain on
   short-term investments ....................         --           --           --           --              67            67
Net loss .....................................         --           --           --           (587)         --            (587)
                                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1996 .....................    9,342,177           93       56,077      (53,697)         --           2,473

Exercise of stock options ....................       19,000         --             17         --            --              17
Issuance of common stock .....................    1,040,000           11        1,128         --            --           1,139
Net income ...................................         --           --           --            385          --             385
                                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1997 .....................   10,401,177          104       57,222      (53,312)         --           4,014

Exercise of stock options ....................       87,278            1           82         --            --              83
Unrealized gain on
   short-term investments ....................         --           --           --           --               6             6
Net loss .....................................         --           --           --           (967)         --            (967)
                                                 ----------   ----------   ----------   ----------    ----------    ----------
Balance at June 30, 1998 .....................   10,488,455   $      105   $   57,304   ($  54,279)   $        6    $    3,136
                                                 ==========   ==========   ==========   ==========    ==========    ==========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                           Years Ended June 30,
                                                                                                    -------------------------------
                                                                                                     1998        1997         1996
                                                                                                    -------     -------     -------
Cash flows from operating activities:
      Net (loss) income ........................................................................    $  (967)    $   385     ($  587)
      Adjustments to reconcile net (loss) income to net cash
           (used in) provided by operating activities:
             Depreciation and amortization .....................................................        332         402         580
             (Gain) loss on sale of investments ................................................       --            (2)         58
             Gain on sale of property and equipment ............................................         (3)       --           (74)
             Gain on settlement of accounts payable ............................................       --          --           (51)
             Gain on settlement of debt and other liabilities ..................................       --          --          (241)
             Reversal of  restructuring charge .................................................       --          (377)     (1,550)
             Foreign exchange loss (gain) ......................................................         73         (29)        (13)
             Changes in current assets and liabilities:
                     Accounts receivable, net ..................................................       (608)       (236)        409
                     Inventories ...............................................................       (386)         61        (476)
                     Other current assets ......................................................       (657)        (15)       (245)
                     Accounts payable and accrued expenses .....................................        640         267         719
                     Accrued restructuring costs ...............................................       (109)       (273)     (1,174)
                                                                                                    -------     -------     -------
             Net cash (used in) provided by operating activities ...............................     (1,685)        183      (2,645)
                                                                                                    -------     -------     -------

Cash flows from investing activities:
      Purchases of property and equipment ......................................................       (545)        (90)       (127)
      Proceeds from sale of property and equipment .............................................         19        --           368
      Purchases of restricted cash and short-term investments ..................................       --          (503)       (705)
      Proceeds from sale of short-term investments .............................................       --           677       6,159
      Proceeds from release of restricted cash .................................................       --         1,205        --
      Decrease (increase) in other noncurrent assets ...........................................        146         (78)         95
                                                                                                    -------     -------     -------
             Net cash (used in) provided by investing activities ...............................       (380)      1,211       5,790
                                                                                                    -------     -------     -------

Cash flows from financing activities:
      Proceeds from issuance of stock ..........................................................       --         1,139        --
      Proceeds from exercise of stock options ..................................................         83          17           1
      Proceeds from long-term debt .............................................................         17        --             7
      Net borrowings under line of credit ......................................................      1,091        --          --
      Payments on long-term debt and capital leases ............................................        (15)     (2,037)     (2,900)
                                                                                                    -------     -------     -------
             Net cash provided by (used in) financing activities ...............................      1,176        (881)     (2,892)
                                                                                                    -------     -------     -------
(Decrease) increase in cash and cash equivalents ...............................................       (889)        513         253
Cash and cash equivalents at beginning of period ...............................................      1,247         734         481
                                                                                                    -------     -------     -------
Cash and cash equivalents at end of period .....................................................    $   358     $ 1,247     $   734
                                                                                                    =======     =======     =======
Total unrestricted and restricted cash, cash equivalents and short-term
       investments at end of period ............................................................    $   891     $ 1,775     $ 2,639
                                                                                                    =======     =======     =======


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


1.    OPERATIONS


     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) specialty agriculture; (ii) postharvest fruits and vegetables; and (iii) biological insect control for consumer and industrial applications. The Company provides (i) sophisticated growing systems to greenhouse operators, (ii) technologically advanced sorting, grading and packing systems to produce packers, (iii) equipment, coatings and disease control products, including natural biologicals for protecting fruits, vegetables and ornamentals in storage and transit to market, and (iv) biological pest control products to consumers and industry. The Company serves the specialty agriculture and postharvest fruits and vegetables markets through its three subsidiaries.


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

     Effective  September 30, 1998,  the Company  consummated a merger with Agro
Power Development, Inc. ("APD"). The Company believes APD will provide the combined entity greater international presence, increased marketing capability, management depth, and the operating level needed to accelerate revenue growth and increase shareholder value.


     The Company believes its $358,000 of cash and cash equivalents and $533,000 of short-term investments as of June 30, 1998, along with revenues from product sales, and funds available under its revolving line of credit, coupled with the financial resources of and funds available to APD and the operating capacity of APD will be sufficient to fund the combined entity's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through June 30, 1999. The Company may need to raise additional funds to finance its ongoing operations after June 30, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company.

     See Note 8 for a discussion of the Company's prior restructuring programs, and Note 11 and Parts I and II regarding the Merger between the Company and Agro Power Development, Inc. and the operations of APD.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a) Principles of Consolidation

     The consolidated financial statements include the accounts of EcoScience and its wholly owned subsidiaries, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents, and Short-Term Investments


     Cash and cash equivalents, and short-term investments consist of highly liquid investments and are stated at the lower of cost or market value. Cash and cash equivalents consist of investments with original maturities of less than 90 days. Short-term investments have original maturities greater than 90 days and such securities are classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company uses the specific identification method in determining the cost basis of short-term investments, and in computing any realized gains or losses from the sale of such securities. Net realized gains on short-term investments were $0 and $2,000 in fiscal years 1998 and 1997, respectively. Net realized losses on short-term investments were $58,000 in 1996.


     Cash and cash equivalents consist of cash and highly liquid money market funds, the balance of which was $358,000 and $1,247,000 at June 30, 1998 and 1997, respectively. Short-term investments consist of United States government obligations with an original maturity date of greater than 90 days, the balance of which was $533,000 and $528,000 at June 30, 1998 and 1997, respectively. Aggregate fair value of the Company's short-term investments held at June 30, 1998 amounted to $533,000, whereas cost was $527,000, therefore an unrealized gain of $6,000 is reflected in the consolidated financial statements.

(d) Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses; which to date, such credit losses have been insignificant and within management's expectations.

 (e) Inventories

           Inventories are stated at the lower of first-in, first-out ("FIFO") cost or market and consist of the following:

                                                         (In thousands)
                                                   -------------------------
                                                            June 30,
                                                   -------------------------
                                                    1998               1997
                                                   ------             ------

Raw materials...........................           $   74             $   17
Finished goods..........................            2,252              1,923
                                                   ------             ------
                                                   $2,326             $1,940
                                                   ======             ======

     Finished goods inventories include material, labor and manufacturing overhead.

(f) Other Current Assets

     Other current assets consist of the following:

                                                           (In thousands)
                                                               June 30,
                                                   -----------------------------
                                                    1998
               1997
                                                   ------                 ------
Prepaid insurance ......................           $   30                 $   35
Prepaid equipment project costs ........              838                    653
Non-trade receivables ..................               59                     46
Merger costs ...........................              501                     --
Other ..................................               71                    108
                                                   ------                 ------
                                                   $1,499                 $  842
                                                   ======                 ======

     The $501,000 in merger costs, along with other merger costs incurred during the period July 1, 1998 through the effective date of the merger and such costs incurred by APD, will be expensed in the quarter ended September 30, 1998, see
Note 11 - Subsequent Events.

(g) Property and Equipment

     Property and equipment is summarized as follows:

                                                          (In thousands)
                                                             June 30,
                                                   -----------------------------
                                                      1998                1997
                                                   ---------             -------
Laboratory equipment....................             $    65             $   65
Furniture, fixtures and equipment.......               1,316                926
Leasehold improvements..................                  62                 62
                                                     -------              -----
                                                       1,443              1,053

Less accumulated depreciation and
  amortization..........................                (548)              (491)
                                                     -------             -------
                                                     $   895             $   562
                                                     =======             =======

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

(h) Intangible Assets

     Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight line method over 20 years. Other intangible assets relating to acquired businesses consist principally of amounts attributable to distribution agreements and other deferred costs. The amortization for distribution agreements and other deferred costs is on a straight line basis over five years.

     Goodwill, net of accumulated amortization, was $1,542,000 and $1,710,000 at June 30, 1998 and 1997, respectively. The accumulated amortization of goodwill and other intangible assets totaled $459,000 and $823,000 at June 30, 1998 and 1997, respectively. Amortization of goodwill and other intangible assets included in the accompanying consolidated statements of operations was $136,000, $204,000 and $204,000 in fiscal years 1998, 1997 and 1996, respectively. During 1998, the Company completed the amortization of the value of a distribution agreement, the original value of which amounted to $500,000; such amount accordingly was retired.

(i) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                              (In thousands)
                                                                 June 30,
                                                          ----------------------
                                                           1998            1997
                                                          ------          ------
Payroll related costs ..........................          $  151          $  136
Professional fees ..............................             173             146
Accrued warranty costs .........................              72              59
Accrued inventory purchases ....................             122              83
Customer deposits ..............................           1,209             971
Other ..........................................              88             357
                                                          ------          ------
                                                          $1,815          $1,752
                                                          ======          ======

(j) Revenue Recognition

     Product sales revenue is recognized upon shipment or equipment installation, as applicable. Certain equipment installation sales are covered by a warranty provision. The resulting warranty cost estimate is accrued when the sale is recognized. Warranty costs are charged against accrued warranty cost as incurred, and such accrual is reviewed periodically to assure its adequacy. Additionally, certain equipment installation sales require customer deposits. Such deposits are recorded as a liability until the sale is recognized, then the deposit is applied as an offset against the receivable resulting from such sale.

     The Company recognizes revenue under research and development agreements in accordance with the terms of the respective contracts which typically stipulate as the work is performed and costs are incurred. The Company recognizes license fees under sales and license agreements, as certain milestones are achieved and related non-refundable license fees are received.

(k) Research and Development Expenses

     The Company charges research and development expenses to operations as incurred. Expenses incurred by EcoScience under third party funded research and development programs totaled approximately $53,000, $7,000, and $0 in fiscal years 1998, 1997 and 1996, respectively. Expenses incurred under Company funded research and development programs totaled approximately $412,000, $501,000 and $1,018,000 in fiscal years 1998, 1997 and 1996, respectively.

(l) Foreign Currency Translation


     Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at year end exchange rates. Revenue and expense items are translated at average rates prevailing during the year. Cumulative translation adjustments have been immaterial. Transaction gains and losses are included in the results of operations as incurred, and amounted to, on a net (loss) gain basis, ($3,000), $29,000, and $5,000 for fiscal years 1998, 1997, and 1996, respectively.

(m) Earnings Per Share

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of both basic and diluted earnings per share in the Consolidated Statement of Operations. Earnings per common share (basic) as calculated in accordance with this statement does not differ from earnings per share reported in prior periods.

     A reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution follows:

                                                            (In thousands)
                                                         Years ended June 30,
                                                      --------------------------
                                                       1998      1997      1996
                                                      ------    ------    ------
Weighted average common shares outstanding .......    10,456    10,137     9,070
Dilutive effect of common shares issuable (1) ....      --         176      --
                                                      ------    ------    ------
Weighted average common shares outstanding
    assuming dilution ............................    10,456    10,313     9,070
                                                      ======    ======    ======

(1) Issuable under common stock purchase warrants and stock option plans.

     Common stock purchase warrants and stock options at June 30, 1998, 1997 and 1996 to purchase 1,407,454, 928,366 and 1,294,976 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because their effect would be anti-dilutive. See Note 11 for Subsequent Event.

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

(o) Supplemental Cash Flow Information

     The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:

                                                                                                            (In thousands)
                                                                                                         Years Ended June 30,
                                                                                                  ---------------------------------
                                                                                                   1998         1997         1996
                                                                                                  -------      -------      -------
Cash paid for:
  Interest ..................................................................................     $   135      $   196      $   608
  Income taxes ..............................................................................           5           15           18

Non-cash investing and financing activities:
  Disposition of assets under capital lease .................................................        --            308        2,936
  Termination of capital lease obligation ...................................................        --           (405)      (3,500)
  Termination of operating lease obligation and related reduction of accrued
      restructuring costs ...................................................................        --           --         (2,050)
  Issuance of common stock in exchange for termination of operating lease obligation.........        --           --            500
  Reduction of goodwill for
      purchase price adjustment .............................................................          67         --           --
  Reduction of accrued expenses and other
      current liabilities for purchase price adjustment .....................................         (67)        --           --

(p) Long Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of " ("SFAS 121"). The Company was required to adopt this standard as of July 1, 1996. SFAS 121 requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of a review, the Company does not believe any impairment exists in the recoverability of its long lived assets.

(q) Stock Based Compensation

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which encourages, but does not require an entity account for employee stock based compensation under a fair value based method. SFAS 123 allows an entity to continue to measure compensation cost for employee stock based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company continues to account for employee stock based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 4).

(r) Income Taxes

     The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities at currently enacted tax laws and rates.

(s) Reclassifications

     Certain amounts in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

(t) New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presenting information on comprehensive income and its components (revenues, expenses, gains, losses and currency translation adjustments) in the financial statements. Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective beginning in fiscal 1999. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. The Company is evaluating methods for adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.

3. DEBT AND LEASES

(a) Revolving Line of Credit

     Revolving line of credit consists of the following:

                                                   (In thousands)
                                                      June 30,
                                         ----------------------------------
                                          1998                         1997
                                         ------                       ------
Revolving line of credit......           $1,091                       $   --
                                         ======                       =======

     On April 28, 1997, the Company and its lender entered into a revolving line of credit agreement, under which the Company may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables, as defined, and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount of eligible accounts receivable. Funds borrowed under the revolving line of credit bear interest at a rate of prime (8.50% at June 30, 1998) plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on April 27, 1998, and was subject to automatic renewal, as provided. The Company and its lender entered into a series of four amendments to the loan documents that extended the maturity date of the revolving line of credit to December 28, 1998. The revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000, as defined. As of June 30, 1998, the Company had $784,000 additional borrowing availability under the revolving line of credit.

(b) Long-Term Debt

     Long-term debt consists of the following:

                                                              (In thousands)
                                                                 June 30,
                                                           --------------------
                                                           1998            1997
                                                           ----            ----
Installment notes ..............................           $ 13            $ 11
Less current maturities ........................             (6)            (10)
                                                           ----            ----
                                                           $  7            $  1
                                                           ====            ====

     As of June 30, 1998, the future maturities of long-term debt are as follows:

                                                         (In thousands)
                      Years Ending June 30,                  Amount
                      ---------------------                  ------
                           1999.....................          $  6
                           2000.....................             6
                           2001.....................             1


     In connection with the acquisition of American Machinery Corporation ("AMC") in May 1994, the Company issued a promissory note in the principal amount of $430,000 to the shareholder of AMC. In February 1996, the Company settled the remaining balance of the promissory note and other acquisition related liabilities totaling $501,000 for $251,000, excluding $9,000 of related transaction expenses, which resulted in an extraordinary gain on the early extinguishment of debt of $241,000 or $0.03 per share, basic and diluted, with no related income tax effect. As part of this settlement, the Company also issued a warrant to purchase 50,000 shares of its common stock at $2.00 per share to the shareholder of AMC.

(c) Leases

     Future minimum lease payments under non-cancelable operating leases are as follows:

                                                                  (In thousands)
Years ending June 30,                                                 Amount
--------------------                                                 -------
     1999.............................................               $   428
     2000.............................................                   146
     2001.............................................                   107
     2002.............................................                     9
                                                                     -------
Total minimum lease payments..........................               $   690
                                                                     =======

     Rental expense included in the accompanying consolidated statements of operations was $370,000, $392,000, and $833,000 for fiscal years 1998, 1997 and
1996, respectively. Sublease rental income was ($32,000), (33,000) and ($346,000) for fiscal years 1998, 1997 and 1996, respectively.

4. STOCKHOLDERS' INVESTMENT

(a) Private Placement

     In September 1996, the Company sold 1,040,000 unregistered shares of common stock in a private placement. Net proceeds realized from the equity offering totaled $1,139,000 after fees and expenses totaling $161,000. In connection with the offering, the Company also issued a warrant to purchase 156,000 shares of its common stock at $2.00 per share to the placement agent. The Company registered the shares of the offering and warrant under the Securities Act of 1933. The registration was declared effective in April 1997.

(b) Common Stock Purchase Warrants


     The Company has issued warrants to purchase shares of its common stock to certain stockholders, directors and consultants of the Company. Outstanding warrants expire through 2002. The following table summarizes warrant activity for the three years ended June 30, 1998:


                                                                Number of                   Price Per         Weighted Average
                                                                Warrants                   Share Range         Exercise Price
                                                                ---------                --------------       ----------------
Outstanding at June 30, 1995 .......................             360,047                 $0.38 - $11.00            $ 6.60
      Granted ......................................             250,000                  1.38 -   3.00              2.15
      Canceled .....................................            (151,087)                 0.38 -   9.55              4.07
                                                                 -------                 --------------            ------
Outstanding at June 30, 1996 .......................             458,960                  1.38 -  11.00              5.01
      Granted ......................................             281,554                  1.00 -   3.75              2.30
      Canceled .....................................             (78,960)                 6.00 -  11.00             10.22
                                                                 -------                 --------------            ------
Outstanding at June 30, 1997 .......................             661,554                  1.00 -   9.75              3.24
      Granted ......................................                --                      -- -     --                --
      Canceled .....................................             (40,000)                 6.88 -   7.00              6.91
                                                                 -------                 --------------            ------
Outstanding at June 30, 1998 .......................             621,554                 $1.00 - $ 9.75            $ 3.00
                                                                 =======                 ==============            ======

Exercisable at June 30, 1998 .......................             621,554                 $1.00 - $ 9.75            $ 3.00
                                                                 =======                 ==============            ======

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

     In November 1996, the Board of Directors approved an amendment to the Company's 1991 Stock Option Plan. The amendment provides for the number of shares of the Company's common stock which may be granted under the 1991 Stock Option Plan shall be increased from 1,300,000 to 1,800,000 shares. The Board authorized this increase to ensure a sufficient number of option shares would be available for future grants. The stockholders ratified this amendment at a special stockholders' meeting in September 1998.

     Option activity for the three years ended June 30, 1998, is summarized as follows:

                                                                Number of                  Price Per          Weighted Average
                                                                 Options                  Share Range          Exercise Price
                                                                ---------                --------------       ----------------
Outstanding at June 30, 1995..................                   461,033                 $0.38 - $11.38            $ 4.48
      Granted.................................                   550,500                  0.56 -   1.63              0.97
      Exercised...............................                    (1,666)                          0.45              0.45
      Canceled................................                  (173,851)                 0.60 -  11.38              0.43
                                                                 -------                 -----   ------             -----

Outstanding at June 30, 1996..................                   836,016                  0.38 -  11.38              2.17
      Granted.................................                   340,178                  0.94 -   2.50              1.21
      Exercised...............................                   (19,000)                          0.88              0.88
      Canceled................................                  (271,816)                 0.38 -  11.38              3.99
                                                                 -------                 -----   ------             -----

Outstanding at June 30, 1997..................                   885,378                  0.56 -   7.00              1.27
      Granted.................................                    33,400                  0.81 -   1.63              1.30
      Exercised...............................                   (87,278)                 0.88 -   1.00               .96
      Canceled................................                   (45,600)                 0.88 -   2.13              1.06
                                                                 -------                 -----   ------             -----

Outstanding at June 30, 1998..................                   785,900                 $0.56 - $ 7.00             $1.32
                                                                 =======                 =====   ======             =====

Exercisable at June 30, 1998.................                    613,341                 $0.56 - $ 7.00             $1.31
                                                                 =======                 =====   ======             =====

     All stock options and warrants granted by the Company were granted at exercise prices not less than the fair market value of the Company's common stock on the date of grant.

     The Company accounts for its common stock purchase warrants and options plans based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and net loss per share for fiscal years 1998, 1997 and 1996 would have been as follows:

                                                                   (In thousands)
                                                                Years Ended June 30,
                                                            ------------------------------
                                                             1998       1997       1996
                                                            ------     -------    -------

Net loss....................................................($1,192)   ($  106)   ($  738)
                                                            ======     =======    =======
Net loss per share, basic and diluted.......................($0.11)    ($ 0.01)   ($ 0.08)
                                                            ======     =======    =======

     Because SFAS 123 has not been applied to warrants and options granted prior to July 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future periods.

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions in 1998, 1997, and 1996, respectively as follows: (i) risk free interest rate of 6% for all years; (ii) expected life of approximately eight years for all years; and (iii) expected volatility of 67%, 70%, and 70% for 1998, 1997, and 1996, respectively. The weighted average fair value of the options granted during 1998, 1997, and 1996 was $0.85, $0.86, and $0.69, respectively.

5. INCOME TAXES

     As of June 30, 1998, the Company had available net operating loss carryforwards of approximately $45,300,000 and research and development tax credit carryforwards of approximately $900,000 to reduce future federal income taxes, if any. These carryforwards expire through 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Company's ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. The Company has completed numerous financings and recently a merger with APD which has resulted in a change in ownership in excess of 50%, as defined. Therefore, utilization of net operating loss and tax credit carryforwards will be limited due to ownership changes.

The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                                          (In thousands)
                                                             June 30,
                                                   ----------------------------
                                                     1998                1997
                                                   -------              -------
Deferred tax assets........................        $16,500              $16,000
Valuation allowance........................        (16,500)             (16,000)
                                                   -------              -------
                                                   $    --              $    --
                                                   =======              =======

     The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                          (In thousands)
                                                             June 30,
                                                   ----------------------------
                                                     1998                1997
                                                   -------              -------
Net operating losses.......................        $15,400              $15,000
Other temporary differences................            200                  100
Research and development credits...........            900                  900
                                                   -------              -------
                                                   $16,500              $16,000
                                                   =======              =======


     Due to the uncertainty surrounding the timing of realizing the potential benefits of its favorable tax attributes in future income tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

     Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate for fiscal years 1998, 1997 and 1996. A reconciliation of the provision for (benefit from) income taxes for fiscal years 1998, 1997 and 1996 with the applicable federal income tax rate follows:

                                                           (In thousands)
                                                        Years Ended June 30,
                                                     -------------------------
                                                      1998      1997      1996
                                                     -----     -----     -----
(Benefit) provision at nominal rate ..............   (34.0%)    34.0%    (34.0%)
Increases (reductions) in taxes resulting from:
    Net operating loss carry forward .............    --       (34.0)     --
    Valuation allowance ..........................    34.0      --        34.0
    Foreign income taxes .........................    --        10.8       4.6
    State income taxes ...........................     0.2       0.5       0.4
                                                     -----     -----     -----

Provision for (benefit from) income taxes - % ....     0.2%     11.3%      5.0%
                                                     =====     =====     =====
Provision for (benefit from) income taxes - $ ....   $   2     $  49     $  28
                                                     =====     =====     =====

     For fiscal years 1998, 1997, and 1996 income tax expense has been reflected in general and administrative expenses, due to its immateriality.

     The provision for (benefit from) income taxes for fiscal years 1998, 1997 and 1996 is primarily composed of foreign and state income taxes.

6. TRANSACTIONS WITH AFFILIATES

     The Company sold product to APD in the amount of $5,012,000 or 22% of product sales in 1998, $2,954,000 or 14% of product sales in 1997 and $573,000 or 4% of product sales in 1996. An officer of the Company is also an officer of APD. Net amount due from APD was $696,000 and $348,000 at June 30, 1998 and 1997, respectively. APD also pays a monthly fee to the Company for facilities and other costs amounting to $42,000, $39,000, and $55,000 for 1998, 1997, and 1996, respectively. Management believes that prices and fees charged to APD were consistent with those that would be charged in arm's length transactions. Had the merger not occurred, sales to APD were expected to account for more than 10% of the Company's total product sales for the fiscal year ending June 30, 1999. See Note 11 Subsequent Events.

7. SALES, LICENSE AND DEVELOPMENT AGREEMENTS


     AGRO has a distribution agreement with an unrelated company for a term of three years ending in December 2000, with automatic one-year extensions unless either party elects to terminate the agreement. The agreement grants AGRO the exclusive right to sell the unrelated company's product in the United States, Canada, Mexico, and the Caribbean. The agreement requires AGRO to maintain minimum annual sales which, if not met, would allow the unrelated company to modify the exclusivity of the agreement. The sale of products under this agreement accounted for 40%, 42% and 45% of the Company's total product sales for the fiscal years ended June 30, 1998, 1997 and

1996, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

     In August 1995, AGRO entered into a distribution agreement with an unrelated company for an initial term of three years for the fruit, vegetable and flower markets in the United States and Canada ending in September 1999, and in the fruit, vegetable and flower markets in the Caribbean and Mexico ending in August 1997, which has been extended to August 1999. These agreements will be automatically extended for each of the respective terms set forth above unless either party elects to terminate the agreement upon ninety days prior written notice. The Company is currently operating under such automatic extensions. The agreement grants AGRO the exclusive right to sell the unrelated company's sorting, grading and packing products and equipment in the United States, Canada, Mexico and the Caribbean. The agreement requires AGRO to secure annually certain minimum market share percentage of the market for sorting, grading and packing machines. The sale of products under this agreement accounted for 21%, 26% and 20% of total product sales for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Although there are a limited number of sorting, grading and packing equipment manufacturers in the world, the Company's management believes that other suppliers could provide similar equipment on comparable terms. A change in supplier, however, could cause a delay in filling orders, as well as a possible loss of sales, which would affect operating results adversely.

     In September 1995, AGRO entered into a distribution agreement with an unrelated company for a term commencing on July 1, 1995 and ending on June 30, 1997, with automatic one year extensions unless either party elects to terminate the agreement with three months advanced notice in writing. The agreement has been extended to June 30, 1999. The agreement grants AGRO the exclusive right to sell the unrelated company's environmental control products and accessories in the United States, Canada and Mexico.


     In June 1992, the Company entered into a Product Development and License Agreement with Terminix (the "Terminix Agreement") for collaboration on the development and marketing of termite control products. Under the Terminix Agreement, Terminix provided funding to the Company for the development of biological termite control products and received exclusive rights to use and distribute any resulting products in the United States and Canada. The Company has retained all rights elsewhere. The Company managed product development, manufactures and sells products to Terminix at an agreed markup over the Company's manufacturing cost. The Company will also share in any profit realized by Terminix over specified levels. The Terminix Agreement extends until expiration of the last to expire of any patents which may issue covering the Company's biological termite control technology, subject to Terminix's right to terminate the agreement at any time.

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

8. ASSET VALUATION AND RESTRUCTURING CHARGES

     The Company's consolidated statement of operations for 1995 included a $6,000,000 or $0.68 per share, basic and diluted, charge to write down the value of certain assets and to provide for the costs associated with the closure of the Company's facilities located in Worcester, Northborough, and Shrewsbury, Massachusetts, and for reductions in the Massachusetts based work force. The Company completed a major portion of its 1995 restructuring program activities in fiscal 1996, 1997, and 1998, and the remaining restructuring program initiatives are expected to be completed in fiscal 1999 and thereafter.

     At the close of fiscal 1995, the Company began the implementation of the restructuring program which was designed to shift the corporate focus from research and development to commercial operations, in an effort to reduce operating losses and conserve cash resources. As part of the restructuring program, the Company eliminated substantially all of its Massachusetts based work force (33 positions), closed the Worcester facility and all remaining functions were moved to the Northborough facility in the first quarter of fiscal 1996. During the second quarter of fiscal 1996, the Company relocated its Massachusetts based operations including corporate headquarters to AGRO's East Brunswick, New Jersey facility.


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

     In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880,000 to satisfy the remaining lease obligation of approximately $1,248,000 of principal and $17,000 of accrued interest, and return certain leased equipment with a net book value for $308,000 to the finance company, which resulted in a reversal of a restructuring charge of $77,000 in 1997 from accrued restructuring costs originally recorded in fiscal 1995 and 1994.

     In June 1997, the Company reversed $300,000 of accrued restructuring costs no longer deemed necessary for facilities consolidations and relocation, which relate to accrued restructuring costs originally recorded in 1995.


     During fiscal 1998, the Company paid and charged $109,000 of restructuring related costs of which $39,000 related to employee severance benefits, $57,000 related to other contracted liabilities, and $13,000 related to facility consolidations. As of June 30, 1998, accrued restructuring costs of $348,000 (total current and noncurrent portions) consisted of $237,000 for facility consolidations and lease settlements, $98,000 for employee severance benefits and $13,000 for other contractual liabilities.

9. GEOGRAPHIC SEGMENT INFORMATION

     Financial information segregated by major geographic area is summarized as follows:

                                                     (In thousands)

                                                   Years Ended June 30,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
Product sales:
      United States ..................     $ 15,383      $ 15,210      $  9,730
      Canada .........................        6,934         5,643         4,421
                                           --------      --------      --------
           Consolidated ..............     $ 22,317      $ 20,853      $ 14,151
                                           ========      ========      ========

Net (loss) income:
      United States ..................     ($   790)     $    309      ($   587)
      Canada .........................         (177)           76          --
                                           --------      --------      --------
           Consolidated ..............     ($   967)     $    385      ($   587)
                                           ========      ========      ========

                                                  June 30,
                                           ----------------------
                                             1998          1997
                                           --------      --------
Identifiable assets:
      United States ..................     $  8,998      $  7,829
      Canada .........................        1,379         1,226
      Intercompany eliminations ......         (751)         (180)
                                           --------      --------
           Consolidated ..............     $  9,626      $  8,875
                                           ========      ========

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is an analysis of certain items in the consolidated statements of operations by quarter for fiscal 1998 and 1997:

Consolidated Statements of
Operations Data:                                                                (In thousands, except per share amounts)
                                                                                                   1998
                                                                  ------------------------------------------------------------------
                                                                  First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                                  -------------    --------------    -------------    --------------
Revenues ....................................................        $ 3,993           $ 7,859          $ 6,371           $ 4,094
Cost of goods sold ..........................................          3,088             6,248            4,949             3,298
                                                                     -------           -------          -------           -------
Gross profit ................................................            905             1,611            1,422               796

Research and development ....................................            100               102              105               158
Selling, general, administrative and other ..................          1,280             1,444            1,234             1,278
                                                                     -------           -------          -------           -------

Net (loss) income ...........................................        ($  475)          $    65          $    83           ($  640)
                                                                     =======           =======          =======           =======
Net (loss) income  per share,
      basic and diluted .....................................        ($ 0.05)          $  0.01          $  0.01           ($ 0.06)
                                                                     =======           =======          =======           =======

                                                                                                   1997
                                                                  ------------------------------------------------------------------
                                                                  First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                                  -------------    --------------    -------------    --------------
Revenues ....................................................        $ 4,508           $ 7,753          $ 3,633           $ 4,959
Cost of goods sold ..........................................          3,405             6,049            2,608             3,640
                                                                     -------           -------          -------           -------
Gross profit ................................................          1,103             1,704            1,025             1,319

Research and development ....................................            128               153              128                99
Asset valuation and restructuring reversal ..................            (77)             --               --                (300)
Selling, general, administrative and other ..................          1,173             1,180            1,208             1,074
                                                                     -------           -------          -------           -------
Net (loss) income ...........................................        ($  121)          $   371          ($  311)          $   446
                                                                     =======           =======          =======           =======
Net (loss) income per share,
      basic and diluted .....................................        ($ 0.01)          $  0.04          ($ 0.03)          $  0.04
                                                                     =======           =======          =======           =======

11. SUBSEQUENT EVENTS

(a)  Merger

     On September 30, 1998, the Company issued 9,421,487 shares of common stock to the holders of the common stock of Agro Power Development, Inc., a New York corporation, pursuant to an Agreement and Plan of Merger in which APD was merged into Agro Acquisition Corporation, a Delaware corporation and a newly formed, wholly owned subsidiary of the Company. The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the merger, the stockholders of APD own approximately 80% of the outstanding shares of the Company on a fully diluted basis.

     The merger will be accounted for under the pooling of interests method and accordingly, historical financial data in future reports will be restated to include APD amounts. The following unaudited pro forma data summarizes the combined results of operations of the Company and APD as though the merger had occurred at the beginning of fiscal 1996.


(In thousands, except per share amounts)                            Years Ended June 30,
                                                         -------------------------------------
(Unaudited pro forma)                                       1998          1997         1996
                                                         ----------    ----------   ----------
Net revenues .........................................   $   45,832    $   36,495   $   24,668

Pro forma net (loss) income from continuing operations       (2,023)          534         (363)

Net (loss) income per common share:
   Basic .............................................        (0.17)         0.05        (0.03)
   Diluted ...........................................        (0.17)         0.05        (0.03)

(b)  Amendment of Certificate of Incorporation

     On September 30, 1998 the Company's certificate of incorporation was amended to effect a one for five reverse stock split of the Company's common stock, to increase the number of authorized shares of the Company's common stock from 25,000,000 shares to 100,000,000 shares and to increase the number of authorized preferred stock from 1,000,000 shares to 10,000,000 shares.

                               ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of EcoScience Corporation:

     We have audited the accompanying consolidated balance sheets of EcoScience Corporation (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoScience Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                    Arthur Andersen LLP

Roseland,  New   Jersey
August 26, 1998 (except
with  respect   to  the
matters   discussed  in
Note  11,  as  to which
the  date  is  September
30, 1998)



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

================================================================================

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors

     Directors Continuing in Office Until the 1998 Annual Meeting

     Thomas Montanti

     Mr. Montanti, age 74, has served as a Director of the Company since September 1998, when he was elected to serve as a Director by the Board pursuant to certain covenants related to the Merger between the Company and APD. Mr. Montanti, a co-founder of APD, has been Chairman of the Board and Director of APD since its inception in 1990. Mr. Montanti co-founded Agro Dynamics, Inc. in 1984. Currently, Mr. Montanti is President of NYPCO Industries, Inc., and New York Protective Coverings Industry, Inc., each of which is located in New York and distributes building products and provides specialized insulation contracting to the marine and power generating industries.

     Larry M. Nouvel (1) (2) (Resigned)

     Mr. Nouvel, age 54, has served as a Director of the Company since March 1993. In September 1998, Mr. Nouvel resigned as a Director of the Company pursuant to certain covenants related to the Merger between the Company and APD. Mr. Nouvel is currently President of Speer Products, Inc., a company that is primarily engaged in the development, manufacturing and marketing of insecticide products to the non-agricultural markets. From January 1986 to May 1992, he served as President of Roussel BioCorporation, a company that manufactures and markets insecticide products to the non-agricultural markets. Previously, Mr. Nouvel held several senior marketing and sales positions, including Vice President of Marketing and Sales, for Zoecon Industries, Inc., a manufacturer and marketer of insecticide products to the professional pest control markets. Mr. Nouvel holds a B.A. degree in Chemistry from the University of Texas at El Paso.

     Directors Continuing in Office Until the 1999 Annual Meeting

     Kenneth S. Boger (3) (Resigned)

     Mr. Boger, age 51, has served as a Director of the Company since July 1993. In September 1998, Mr. Boger resigned as a Director of the Company pursuant to certain covenants related to the Merger between the Company and APD. Mr. Boger is currently a partner in the Boston law firm of Warner & Stackpole LLP, the Company's general counsel, where he has practiced corporate law since 1976. Mr. Boger holds an A.B. from Duke University, an M.B.A. from the University of Chicago and a J.D. from Boston College Law School.

     E. Andrews Grinstead, III (2) (3) (Resigned)

     Mr. Grinstead, age 52, has served as a Director of the Company since May 1991. In September 1998, Mr. Grinstead resigned as a Director of the Company pursuant to certain covenants related to the Merger between the Company and APD. Mr. Grinstead is currently Chairman and Chief Executive Officer of Hybridon, Inc., a pharmaceutical company, and serves as a director of Pharmos Corporation, Meridien Medical Technologies and BioCapital. From October 1990 to June 1991, he acted as a consultant and financial advisor to emerging growth companies in the medical field, particularly bio-pharmaceutical companies. From February 1984 through September 1990, he was a Managing Director and head of PaineWebber Incorporated's Healthcare/Life Sciences Group, Managing Director of the Life Sciences Group at Drexel Burnham Lambert Incorporated and a Vice President of Kidder, Peabody & Co., where he developed the Life Sciences Corporate Finance Specialty Group. Mr. Grinstead graduated from Harvard University, the University of Virginia School of Law and Harvard Business School.

     Albert Vanzeyst

     Mr. Vanzeyst, age 53, has served as a Director of the Company since September 1998, when he was elected to serve as a Director and Executive Vice President by the Board pursuant to certain covenants related to the Merger between the Company and APD. Mr. Vanzeyst, a co-founder of APD, has been Chief Operating Officer and a Director of APD since its inception in 1990. In January, 1997, he also assumed the role of President of APD. Mr. Vanzeyst has 30 years of greenhouse design, engineering and construction experience spanning several countries, crops and climates throughout the world. Between 1984 and 1990, Mr. Vanzeyst was President of Dace U.S.A., Inc., a subsidiary of Dace International, Inc., an international turn-key greenhouse construction company. Prior thereto, he participated in the development, design and construction of numerous greenhouse operations in several countries throughout the world. Mr. Vanzeyst holds a degree in Foreign Trade and International Commerce from Handelavond College in the Netherlands.

     Heinz K. Wehner (1) (2)

     Mr. Wehner, age 67, has served as a Director of the Company since March 1993. From March 1976 to June 1992, Mr. Wehner served in several management positions with Chemagro Corporation and Mobay Corporation, both subsidiaries of Bayer A.G. in Germany and, most recently, Bayer Corporation, where he served as President of the Agricultural, Animal Health and Consumer Products Divisions. Previously, he held several management positions with Bayer Quimicas Unidas S.A. in Peru, including Vice President of the Agricultural Chemicals and Animal Health Division, and with Bayer de Mexico S.A., including Vice President of the Crop Protection and Consumer Products Division. Mr. Wehner is an advisory director for the Commerce Bank of Kansas City, N.A. in Kansas City, Missouri. Mr. Wehner attended Escuelas Americanas in Peru where he studied business administration.

     Directors Continuing in Office Until the 2000 Annual Meeting

     Michael A. DeGiglio

     Mr.  DeGiglio,  age 44,  has  served as a  Director  of the  Company  since
November 1996, when he was elected to serve as a Director by the Board. Mr. DeGiglio joined the Company upon its acquisition of Agro Dynamics, Inc. ("AGRO Dynamics") in November 1992, and has served as Chief Executive Officer of AGRO Dynamics since that time. In July 1995, Mr. DeGiglio assumed the offices of President and Chief Executive Officer of the Company. From 1984 until joining the Company, Mr. DeGiglio was employed by AGRO Dynamics, where he served as Chief Executive Officer. Prior to co-founding AGRO, Mr. DeGiglio was Vice President of International Sales for NYPCO International Inc. Mr. DeGiglio served on active duty in the United States Navy as an Officer and Jet Aviator from July 1976 through January 1983, and the Naval Air Reserves from 1983 to present, currently holding the rank of Captain with the United States Naval Reserve. Throughout his Naval career, he has held various department head positions, completed a tour as Commanding Officer of a Jet Aviation Squadron, performed multiple tours overseas, and has completed numerous Senior Advanced Management courses. Mr. DeGiglio also serves as Chief Executive Officer and Director of APD. Mr. DeGiglio received a B.S. in Aeronautical Science and Aviation Management from Embry Riddle Aeronautical University.

     David J. Ryan (1) (2) (3)

     Mr. Ryan, age 43, has served as a Director of the Company since 1988. Since 1983, Mr. Ryan has been a General Partner of Copley Venture Partners, an affiliate of Copley Partners 2, L.P., a venture capital investor in EcoScience. Mr. Ryan has also been a Managing Partner of Mission Ventures, L.P. since 1997. Prior to his involvement in venture capital, Mr. Ryan spent five years with Medusa Corporation, a Midwest based manufacturer of industrial and building products, in several financial and operating capacities. Mr. Ryan also serves as a director of Mulberry Child Care Centers and other private companies. Mr. Ryan holds a B.S. from Northeastern University and an M.B.A. from Case Western Reserve University.


----------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Strategic Alternatives Committee.


Meetings and Committees of the Board of Directors

     The Board held nine meetings during the fiscal year ended June 30, 1998. Each of the Directors attended at least 75% of the Board meetings and meetings of committees of the Board of which he was a member.

     The Audit Committee consists of Messrs. Ryan and Wehner. During fiscal 1998, the full Board performed the functions of the Audit Committee which included interactions with the Company's independent accountants to review the scope of the annual audit, to discuss the adequacy of internal accounting controls and procedures, and to perform general oversight with respect to the accounting principles applied in the financial reporting of the Company.

     The Compensation Committee's functions are to recommend to the full Board the amount, character and method of payment of compensation to all executive officers and certain other key employees of the Company and to administer the Company's 1991 Stock Option Plan. The Compensation Committee consists of Messrs. Ryan and Wehner. The Compensation Committee held one meeting during fiscal 1998.

     In fiscal 1995, the Company appointed Messrs. Boger, Grinstead and Ryan to serve on a Strategic Alternatives Committee to investigate strategic alternatives available to the Company, including mergers, acquisitions and technology licensing opportunities. The Strategic Alternatives Committee held two meetings during fiscal 1998.


Executive Officers

     The executive officers of the Company as of October 2, 1998 are listed below:

                                                                                              Executive
      Name                  Age                      Position                               Officer Since
      ----                  ---                      --------                               -------------
Michael A. DeGiglio         44      President, Chief Executive Officer and Director            1993
J. Kevin Cobb               37      Senior Vice President - Corporate Development              1998
Harold A. Joannidi          47      Treasurer, Corporate Controller and Secretary              1995
David W. Miller             47      Senior Vice President and Chief Technology Officer         1988
David Suchniak              47      Senior Vice President and Chief Financial Officer          1998
Albert Vanzeyst             53      Executive Vice President and Director                      1998


     Mr. DeGiglio, see description of Mr. DeGiglio's positions held in the Company and other experience under his description as a Director.

     Mr. Cobb joined the Company in September 1998, as Senior Vice President-Corporate Development pursuant to certain covenants related to the Merger between the Company and APD. Prior to joining the Company, Mr. Cobb served as Senior Vice President and Chief Financial Officer of APD from January 1995 until July 1998, when he was appointed Senior Vice President - Corporate Development of APD. Mr. Cobb came to APD after five years experience with Cogentrix Energy, Inc. of Charlotte, North Carolina. While at Cogentrix, he served as Treasurer and Director of Project Finance. From 1988 to 1990, he served as Vice President of Finance of The Lexington Group, Inc., a real estate investment and management firm. Prior thereto, Mr. Cobb was employed as a Certified Public Accountant with Arthur Andersen, LLP. Mr. Cobb holds a B.S. degree in accounting from the University of North Carolina - Charlotte.

     Mr. Joannidi joined the Company in 1995 as Corporate Controller. In March 1996, Mr. Joannidi became Treasurer and Secretary of the Company. In 1992 and from 1994 until joining the Company, Mr.

Joannidi also served as a financial and systems consultant to the Company. Prior to joining and in addition to being a consultant to the Company in 1992, Mr. Joannidi operated a manufacturing company from 1992 to 1994, served as a financial and systems consultant to various companies from 1988 to 1992, and held financial management positions at Tel Plus International, Inc./Siemens AG, Johnson Matthey Jewelry Corporation and Refinemet International Company from 1980 to 1988. Mr. Joannidi attained Certified Public Accountant designation while employed at the public accounting firm of Coopers & Lybrand LLP. He attended Tufts University and Northeastern University, receiving a B.S. degree in Accounting and Economics from Northeastern University.

     Dr. Miller joined the Company in May 1988 and serves as Senior Vice President and Chief Technology Officer. Dr. Miller's current responsibilities include technology development and management, intellectual property oversight and product development Dr. Miller received a B.S. in Biochemistry from the University of California, Davis, and a Ph.D. in Biochemistry and Molecular Biology from Harvard University, where he studied the molecular biology of insects. Dr. Miller also was a National Institutes of Health post-doctoral Fellow studying insect viruses at the University of Idaho. Prior to joining the Company, Dr. Miller was employed from 1983 to 1988 as Staff Scientist and Project Leader at Genetics Institute, Inc., in Cambridge, Massachusetts. Throughout his professional career, Dr. Miller has focused on the development and commercialization of microbial pesticides with involvement from the discovery stage to product sales.

     Mr. Suchniak joined the Company in September 1998, as Senior Vice President and Chief Financial Officer pursuant to certain covenants related to the Merger between the Company and APD. Prior to joining the Company, Mr. Suchniak served as Senior Vice President and Chief Financial Officer of APD since July 1998. Prior to joining APD, Mr. Suchniak served as Senior Vice President and CFO with AMC Corporation from 1995 to 1998, and Vice President/CFO with Hanover Foods Corporation from 1992 to 1995. Mr. Suchniak is a Certified Public Accountant.

     Mr.Vanzeyst, see description of Mr. Vanzeyst's positions held in the Company and other experience under his description as a Director.

Item 11.  Executive Compensation
--------------------------------------------------------------------------------

                             EXECUTIVE COMPENSATION

     The following table provides certain summary information regarding compensation paid by the Company during the fiscal years ended June 30, 1998, 1997 and 1996 to the Company's Chief Executive Officer and to each of the other executive officers of the Company, whose annual compensation and bonus for the fiscal year ended June 30, 1998 exceeded $100,000 (together with the Chief Executive Officer, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                       Long Term
                                                                                                  Compensation Awards
                                                                                           --------------------------------
       Name and                                       Annual Compensation                  Restricted      Number of Shares
  Principal Position                          --------------------------------------         Stock            Underlying
  ------------------                           Year          Salary           Bonus          Awards          Stock Options
                                              --------------------------------------         ------          -------------
Michael A. DeGiglio (1)                       1998         $150,000         $ 25,000           --                   --
  President and Chief                         1997          140,000           25,000           --              100,000
  Executive Officer                           1996          123,391           25,000           --              200,000

Harold A. Joannidi                            1998          102,000            8,000           --                   --
  Treasurer and Secretary                     1997           93,500               --           --               50,000
                                              1996           72,000               --           --               35,000

David W. Miller                               1998          114,500            3,500           --                   --
  Senior Vice President and Chief             1997          106,167               --           --               55,000
    Technology Officer                        1996          108,250               --           --               50,000

(1) Mr. DeGiglio joined the Company in November 1992 as the President of Agro Dynamics, Inc. and was appointed President and Chief Executive Officer of the Company in July 1995.


     Compensation of Directors

     Each Director who is not an employee of the Company receives an annual retainer of $5,000 for Board service, plus $750 for each Board meeting attended, $375 for each telephonic Board meeting which lasts more than one hour and $500 for each Committee meeting attended, plus expenses. Those Directors who are employees of the Company do not receive any compensation for their services as Directors.

     Each non-employee Director when first elected or appointed to the Board receives a warrant to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value on the grant date. These warrants vest at the rate of 20 percent on the grant date and on the first anniversary of the grant date and 30 percent on the second and third anniversaries of the grant date. Warrants granted to Directors of the Company expire five years after the date of grant.

                     OPTIONS GRANTS IN THE LAST FISCAL YEAR

During the fiscal year ended June 30, 1998, there were no options granted under the Company's 1991 Stock Option Plan to the Named Executive Officers.

     The following table provides certain information with respect to options to purchase Common Stock held by the Named Executive Officers at June 30, 1998.

                               AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1998 AND
                                       1998 FISCAL YEAR END OPTION VALUES



                              Number of Securities Underlying          Value of Unexercised In the Money
                          Unexercised Options at Fiscal Year End         Options at Fiscal Year End
                          --------------------------------------       ---------------------------------

      Name                  Exercisable          Unexercisable         Exercisable         Unexercisable
      ----                  -----------          -------------         -----------         -------------

Michael A. DeGiglio           275,208               44,792              $62,598              $ 6,152
Harold A. Joannidi             74,583               10,417               14,219                   --
David W. Miller                87,500               17,500               25,938                   --

     No options were exercised by the Named Executive Officers in fiscal year 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Common Stock as of October 2, 1998 by: (i) each person known to EcoScience to be the beneficial owner of more than 5% of the Common Stock on that date, (ii) each Director, (iii) each executive officer listed in the Summary Compensation Table above and (iv) all Directors and executive officers as a group.

                        SUMMARY SECURITY OWNERSHIP TABLE

                                                                         Shares Beneficially         Percentage of
Name and Address                                                            Owned (1) (2)            Total Shares
----------------                                                         -------------------         -------------

Michael A. DeGiglio (3)..............................................         3,360,643                   28.8%

Albert Vanzeyst (4)..................................................         2,941,811                   25.3%

Thomas Montanti (5)..................................................         2,537,324                   21.8%


David J. Ryan (6)....................................................           172,586                    1.5%
Heinz K. Wehner (7)..................................................             8,000                    *
Harold A. Joannidi (8)...............................................            17,000                    *
David W. Miller (9)..................................................            25,772                    *


All Directors and executive officers as a group
      (9 persons) (10)...............................................         9,298,903                   79.2%

----------

*Less than 1%.

(1) Information with respect to beneficial ownership is based upon information furnished to the Company by each stockholder included in this table. Except as indicated in the notes to the table, each stockholder included in the table has sole voting and investment power with respect to the shares shown to be beneficially owned by him. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or member of a group has a right to acquire within 60 days of October 2, 1998 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Information with respect to beneficial ownership reflect a one for five reverse stock split and the issuance of 9,520,487 shares of Common Stock, after giving effect to the reverse stock split; both actions were completed pursuant to the Merger between EcoScience and APD, and both were effective on September 30, 1998.

(3) Includes 166,593 shares held by Mr. DeGiglio's wife, as to which Mr. DeGiglio disclaims beneficial ownership, 518,900 shares held in trust for the benefit of Mr. DeGeglio's children that Mr. DeGiglio has no right to vote and as to which he disclaims beneficial ownership, and 60,667 shares issuable upon the exercise of stock options. Includes 3,287,011 shares issued pursuant to the Merger between EcoScience and APD.

(4)  Includes  153,095 shares held in custody for Mr.  Vanzeyst's child that Mr.
     Vanzeyst has no right to vote and as to which he disclaims beneficial ownership. Includes 2,941,811 shares issued pursuant to the Merger between EcoScience and APD

(5) Includes 4,231 shares held by Mr. Montanti's wife, as to which Mr. Montanti disclaims beneficial ownership. Includes 2,533,093 shares issued pursuant to the Merger between EcoScience and APD.

(6) Includes 8,000 shares of Common Stock issuable upon exercise of warrants, and 151,253 and 13,333 shares of Common Stock held and issuable upon exercise of a warrant, respectively, by Copley Partners 2, L.P. Copley Venture Partners L.P., a limited partnership of which Mr. Ryan is a general partner, is a general partner of Copley Partners 2, L.P.

(7) Consists solely of shares of Common Stock issuable upon exercise of warrants.

(8) Includes 17,000 shares of Common Stock issuable upon exercise of stock options.

(9) Includes 21,000 shares of Common Stock issuable upon exercise of stock options.

(10) Includes an aggregate for 128,000 shares of Common Stock issuable upon exercise of stock options and warrants. Share amount includes 151,253 and 13,333 shares of Common Stock held and issuable upon exercise of a warrant, respectively, by Copley Partners 2, L.P., for a total of 164,586 shares or 1.4% of total shares of Common Stock outstanding. Copley Venture Partners L.P., a limited partnership of which Mr. Ryan is a general partner, is a general partner of Copley Partners 2, L.P. Includes 8,997,682 shares issued pursuant to the Merger between EcoScience and APD.

The mailing address for each of the persons listed above whose address was not supplied in the table is c/o EcoScience Corporation, 10 Alvin Court, East Brunswick, New Jersey 08816


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of their ownership of the Company's securities and of changes in that ownership. To the Company's knowledge, based on a review of copies of reports filed with the Commission and written representations by certain reporting persons that no reports on Form 5 were required from those persons, all reports that were required to be filed under Section 16(a) were timely filed.


Item 13. Certain Relationships and Related Transactions

     Certain Transactions

     Kenneth S. Boger, a Director of the Company until September 1998, is a partner in the law firm of Warner & Stackpole LLP, which performed legal services for the Company during fiscal 1998 and is expected to perform such services in the current fiscal year. Legal fees paid to Warner & Stackpole LLP in fiscal year 1998 totaled $120,000, net of disbursements.

     Prior to the Merger, Michael A. DeGiglio, President, Chief Executive Officer and a director of the Company owned beneficially (or may have been deemed to own beneficially) 366,075 shares of Common Stock representing 3.4% of the outstanding capital stock of the Company. Mr. DeGiglio was also Chief Executive Officer and a Director of APD; he served as its President until January, 1997. Prior to the Merger Mr. DeGiglio owned beneficially approximately 106 shares of the Common Stock of APD, representing 34.5% of the outstanding capital stock thereof. As of the effective date of the Merger and after giving effect to the Reverse Split, Mr. DeGiglio owns beneficially (or may be deemed to own beneficially) approximately 3,360,643 shares of the Common Stock of the Company, representing 28.8% of the outstanding Common Stock of the Company.

     Prior to the Merger Albert Vanzeyst, a stockholder, director and executive officer of APD owned beneficially approximately 95 shares of the Common Stock of APD, representing 30.9% of the outstanding capital stock thereof. As of the effective date of the Merger, and after giving effect to the Reverse Split, Mr. Vanzeyst owns beneficially approximately 2,941,811 shares of the Common Stock of the Company, representing 25.3% of the outstanding Common Stock of the Company. Also as of the effective date of the Merger, Mr. Vanzeyst became a director and Executive Vice President of the Company.

     Prior to the Merger, Thomas Montanti, a stockholder, director and Chairman of the Board of APD owned beneficially approximately 82 shares of the Common Stock of APD, representing 26.5% of the outstanding capital stock thereof. As of the effective date of the Merger, and giving effect to the Reverse Split, Mr. Montanti owns beneficially approximately 2,537,324 shares of the Common Stock of the Company, representing 21.8% of the outstanding Common Stock of the Company. Also as of the effective date of the Merger, Mr. Montanti became a director of the Company.

     Prior to the Merger, J. Kevin Cobb, a stockholder and Senior Vice President Corporate Development of APD owned beneficially 7 7/10 shares of the Common Stock of APD, representing 2.5% of the outstanding capital stock thereof. As of the effective date of the Merger, and after giving effect to the Reverse Split, Mr. Cobb owns beneficially approximately 235,767 shares of the Common Stock of the Company, representing 2.0% of the outstanding Common Stock of the Company. Also as of the effective date of the Merger, Mr. Cobb became Senior Vice President - Corporate Development of the Company.

     The Company sold products to APD, its largest customer, in the amount of $5,012,000 or 22% of products sales for fiscal year ended June 30,1998 and $2,954,000 or 14% of products sales for the fiscal year ended June 30, 1997. The Company primarily sold the following products to APD during the fiscal years ended June 30, 1998 and1997:

     1) Fixed assets - Sorting, Grading and Packing systems, ISYS systems, cart systems and a water transport system.

     2) Growing systems based on Grodania A/S's Stonewool(R) inert growing medium and seed.

     3) Multiple greenhouse consumable products, including clips, hooks, twine and covering material.

     Product purchases by APD frequently occur under standard purchase orders issued for each shipment; certain larger dollar purchases of systems and equipment may occur under individual contract. Material contracts and purchase orders between APD and the Company fall into the following categories:

     Irrigation Systems Contracts: Seven contracts provide for delivery of irrigation systems to the Buffalo, Fort Davis, Marfa, Virginia and Wheatfield facilities. Aggregate consideration is approximately $1,800,000. Terms of payment generally provide for a deposit upon signing of the sales contract and additional installment payments upon completion of certain specified milestones. Several of the contracts also provide for training of personnel on computer systems related to the irrigation systems.

     Sorting, Grading & Packing Systems Purchase Orders: Five purchase orders provide for delivery of Sorting, Grading & Packing systems to the Buffalo, Fort Davis, Keystone, Marfa and Virginia facilities for aggregate consideration of approximately $1,500,000. The purchase orders specify payment of a deposit prior to shipping and additional installment payments upon delivery, installation, and other specified milestones.

     The Company and APD share certain facilities and other costs for which the Company charged APD $42,000 and $39,000 for the fiscal years ended June 30, 1998 and 1997, respectively. The shared facilities currently consist of two facilities the Company leases in New Jersey. APD is charged occupancy costs, including facility lease, utilities and other costs, based on their proportionate occupancy and usage. In addition, certain employees of each company perform shared duties. Each of the Company and APD contributes that portion of each such employee's salary that reflects the proportionate amount of work done for that entity.

     The Company management believes that prices and fees charged to APD for products, facilities, and costs have been consistent with what would be charged in arm's length transactions.

                                     Part IV
================================================================================

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries for the years ended June 30, 1998, 1997 and 1996, are included at the pages indicated below:


                                                                            Page

          Consolidated Balance Sheets.........................................27
                  As of June 30, 1998 and 1997

          Consolidated Statements of Operations...............................28
                  For the Years Ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Changes in Stockholders' Investment......29
                  For the Years Ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows...............................30
                  For the Years Ended June 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements..........................31

          Report of Independent Public Accountants............................50

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

(a)(3)    The  following  Exhibits  are  included in this Annual  Report on Form
          10-K:

Exhibit                                  Exhibit
Number                                  Description
-------   ----------------------------------------------------------------------

2.1 Amended and Restated Agreement and Plan of Merger dated as of July 31, 1998 among EcoScience Corporation, Agro Acquisition Corporation and Agro Power Development, Inc. [incorporated herein by reference to the Registrant's Proxy Statement dated August 10, 1998 - Appendix A].

3.1 Restated Certificate of Incorporation of the Registrant dated June 29, 1988 [incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992].

Exhibit                                Exhibit
Number                               Description
------    ----------------------------------------------------------------------

3.2 By-Laws of the Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated September 28, 1998. [filed herewith].

4.1 Specimen Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

4.2 Registration Rights Agreement between EcoScience Corporation and the Shareholders identified on Schedule I thereto dated September 30, 1998. [filed herewith].

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

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Exhibit                                Exhibit
Number                               Description
-------   ----------------------------------------------------------------------

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

Exhibit                                Exhibit
Number                               Description
-------   ----------------------------------------------------------------------

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

Exhibit                                Exhibit
Number                               Description
------    ----------------------------------------------------------------------

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

Exhibit                                Exhibit
Number                               Description
------    ----------------------------------------------------------------------

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

Exhibit                                Exhibit
Number                               Description
------    ----------------------------------------------------------------------

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

10.57     Agreement  between  Agro  Dynamics,   Inc.  and  Grodania  A/S,  dated
          September 29, 1997, with certain confidential material omitted. [incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-Q for the Quarter Ended September 30, 1997].

10.58 Letter of Intent to Merge between EcoScience Corporation and Agro Power Development, Inc. dated November 20, 1997. [incorporated by reference to Exhibit 10.58 to the Registrant's Form 8-K dated November 20, 1997].

10.59 Amendment to Loan Documents dated September 25, 1998, by and among the Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc., Agro Dynamics Canada Inc. and Silicon Valley Bank. [ filed herewith].

20.1 Press Release dated November 20, 1997, announcing the Registrant's intent to merge with Agro Power Development, Inc. [incorporated by reference to Exhibit 20.1 to the Registrant's Form 8-K dated November 20, 1997].

Exhibit                                Exhibit
Number                               Description
------    ----------------------------------------------------------------------

20.2 Press Release dated April 29, 1998, announcing the Registrant and Agro Power Development, Inc. signing a Definitive Merger Agreement. [incorporated by reference to Exhibit 20.2 to the Registrant's Form 8-K dated April 29, 1998].

21        Subsidiaries of the Registrant [filed herewith].

23        Consent of Arthur Andersen LLP [filed herewith].

24 Powers of Attorney of officers and directors of the Company [included in the signature page filed on October 12, 1998].

27 Financial Data Schedule for the Fiscal Year Ended June 30, 1998 [filed herewith]


(b)       Reports on Form 8-K
          Report dated April 29, 1998, which incorporated a press release dated April 29, 1998, announcing that the Registrant and Agro Power Development, Inc. signed a Definitive Merger Agreement.


Note: [None of the Exhibits listed in the foregoing index is included with this Annual Report on Form 10-K for the fiscal year ended June 30, 1998. A copy of these Exhibits may be obtained without charge by writing to Harold A. Joannidi, EcoScience Corporation, 10 Alvin Court, East Brunswick, NJ 08816.]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of East Brunswick, the State of New Jersey, on October 12, 1998.


                             ECOSCIENCE CORPORATION


                                     By:   /s/ Michael A. DeGiglio
                                           -----------------------
                                           Michael A. DeGiglio
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below on this report hereby constitutes and appoints Michael A. DeGiglio and Harold A. Joannidi, and each of them with full power to act without the other, his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits hereto, and other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys in fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Title                        Date
----                                    -----                        ----

/s/ Michael A. DeGiglio        President, Chief Executive       October 12, 1998
-----------------------        Officer and Director
Michael A. DeGiglio


/s/ Harold A. Joannidi         Treasurer, Secretary and         October 12, 1998
-----------------------        Corporate Controller
Harold A. Joannidi


/s/ Thomas Montanti            Director                         October 12, 1998
-----------------------
Thomas Montanti

Name                                  Title                           Date
----                                  -----                           ----

/s/ David J. Ryan              Chairman of the Board            October 12, 1998
-----------------------
David J. Ryan


/s/ Albert Vanzeyst            Executive Vice President and     October 12, 1998
-----------------------        Director
Albert Vanzeyst


/s/ Heinz K. Wehner            Director                         October 12, 1998
-----------------------
Heinz K. Wehner

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX


Exhibit Number                     Description of Exhibit                           Page Number
--------------                     ----------------------                           -----------

3.3       Certificate of Amendment of Restated  Certificate of  Incorporation of        73
               the Registrant dated September 28, 1998.

4.2       Registration Rights Agreement between  EcoScience  Corporation and the        75
               Shareholders identified on Schedule I thereto dated September 30,
               1998.

10.59     Amendment to Loan Documents dated September 25, 1998, by and among the        89
               Registrant,  EcoScience  Produce  Systems  Corp.,  Agro Dynamics,
               Inc., Agro Dynamics Canada Inc. and Silicon Valley Bank.


21        Subsidiaries of the Registrant as of June 30, 1998                            93

23        Consent of Independent Public Accountants                                     94

27        Financial Data Schedule as of and for the Year 95 Ended June 30, 1998         95

                             ECOSCIENCE CORPORATION

                                   EXHIBIT 3.3

--------------------------------------------------------------------------------

                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                             ECOSCIENCE CORPORATION


     EcoScience  Corporation,  a corporation organized and existing under and by
virtue  of  the  General   Corporation   Law  of  the  State  of  Delaware  (the
"Corporation"), DOES HEREBY CERTIFY:

     FIRST: That, at Special Meetings of the Board of Directors held on May 4, 1998 and May 11, 1998, resolutions proposing amendments to the Restated Certificate of Incorporation, as amended as of the date hereof, (the "Certificate") of the Corporation approving a one-for-five reverse split of the Corporation's Common Stock, $.01 par value, and increasing the number of authorized shares of capital stock, were duly adopted and declared to be advisable.

     SECOND: That, in accordance with Section 228 of the General Corporation Law of the State of Delaware, the holders of a majority of the issued and outstanding capital stock of the Corporation required to amend said Certificate voted at a Special Meeting of the Stockholders of the Corporation held on September 10, 1998, to approve such amendments. The resolutions setting forth the amendment are as follows:

RESOLVED:      That, upon the  filing of a  Certificate  of  Amendment  with the
               Office of the Secretary of State, State of Delaware (a) each five
               (5) shares of the Corporation's outstanding common stock shall be combined into one (1) share of common stock, (b) cash shall be paid in lieu of fractional shares to holders of common stock who would otherwise be entitled to receive fractional shares, and (c) the par value per share shall remain at $.01.

FURTHER
RESOLVED:      That  Section 4.1 of Article IV of the  Restated  Certificate  of
               Incorporation of the Corporation is amended to provide in its entirety as follows:


               "Section 4.1. Total Number of Shares of Stock. The total number of shares of all classes of stock which the Corporation has the authority to issue is One Hundred Ten Million (110,000,000) shares consisting of One Hundred Million shares of common stock, $.01 par value per share (the

               "Common Stock"), and Ten Million (10,000,000) shares of preferred stock, $.01 par value per share (the"Preferred Stock")."

     FOURTH: That said amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said EcoScience Corporation has caused its corporate seal to be hereunto affixed and this certificate to be signed by Michael A. DeGiglio, its President and Harold A. Joannidi, its Secretary, this 28th day of September, 1998.

                             ECOSCIENCE CORPORATION



[SEAL]
                                             By:  /s/ Michael A. DeGiglio
                                                  ------------------------------
                                                  Michael A. DeGiglio, President



                                                  /s/ Harold A. Joannidi
                                                  ------------------------------
                                                  Harold A. Joannidi, Secretary

                             ECOSCIENCE CORPORATION

                                   EXHIBIT 4.2

--------------------------------------------------------------------------------

                          REGISTRATION RIGHTS AGREEMENT

     This Registration Rights Agreement (the "Agreement") made and entered into as of September 30, 1998 by and among EcoScience Corporation, a Delaware corporation (the "Company"), and the shareholders identified on Schedule I hereto (each a "shareholder" and collectively, the "Stockholders").

     WHEREAS, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of July 31, 1998, the Company issued an aggregate of 8,063,578 shares of its common stock, $.01 par value (the "Common Stock") to the Stockholders; and

     WHEREAS, the parties hereto wish to set forth their agreement with respect to certain matters relating to the registration of the Common Stock issued to the Shareholders under federal and state securities laws;

     NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto hereby agree as follows:

1. Certain Definitions. As used herein, the following terms shall have the following respective meanings:

     (a) "Commission" shall mean the Securities and Exchange Commission, or any other federal agency at the time administering the Securities Act.

     (b) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     (c) "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity, of whatever nature.


     (d) "Registrable Securities" shall mean the shares of Common Stock issued to the Shareholders pursuant to the Merger Agreement; provided, however, that Registrable Securities shall cease to be Registrable Securities upon any sale pursuant to a registration statement under the Securities Act or upon any sale to the public under Rule 144, or any successor rule, promulgated by the Commission under the Securities Act.

     (e)  "Registration  Expenses"  shall  mean the  expenses  so  described  in
          Section 7 hereof.

     (f) "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     (g) "Selling Expenses" shall mean the expenses so described in Section 7 hereof.

2. Restricted Legend. Each certificate representing Registrable Securities and, except for certificates evidencing Registrable Securities which have been sold pursuant to an effective registration statement under the Securities Act or which may be publicly sold under Rule 144(k) promulgated under the Securities Act, each certificate representing Registrable Securities issued upon a subsequent exchange or transfer thereof shall be stamped or otherwise imprinted with a legend substantially in the following form:

          "THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER ANY STATE SECURITIES LAWS OR THE SECURITIES ACT OF 1933. THEY MAY NOT BE TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS THEY HAVE BEEN REGISTERED UNDER THAT ACT OR ANY APPLICABLE STATE SECURITIES LAWS OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE. THESE SECURITIES ARE ALSO SUBJECT TO THE TERMS AND PROVISIONS SET FORTH IN A CERTAIN REGISTRATION RIGHTS AGREEMENT DATED SEPTEMBER 30, 1998, A COPY OF WHICH IS AVAILABLE FOR INSPECTION AT THE OFFICES OF ECOSCIENCE CORPORATION.

3.   Requested Registration on Form S-3.

     (a) Request for Registration. If the Company shall receive from holders who in the aggregate hold not less than twenty percent (20%) of the Registrable Securities then outstanding (the "Requesting Holders") a written request that the Company effect registration on Form S-3 with respect to all or a part of the Registrable Securities, the Company will:

          (i) promptly give written notice of the requested registration to all other holders of the Registrable Securities; and


          (ii) as soon as practicable, use its diligent best efforts to effect such registration (including, without limitation, the execution of an undertaking to file post-effective amendments, appropriate qualification under a reasonable number of jurisdictions' applicable blue sky or other state securities laws and appropriate compliance with applicable regulations issued under the Securities Act) of (a) the Registrable Securities which the Company has been so registered to include in such registration by the Requesting Holders and (b) all other Registrable Securities which the Company has been requested to include in the registration by the holders thereof within 15 days after the giving of such written notice by the Company, and as would permit or facilitate the sale and distribution of all or such portion of such Registrable Securities as are specified in such requests; provided that the Company shall not be obligated to effect, or to take any action to effect, any such registration pursuant to this Section 3:


     (A) On more than three occasions; provided, however, that if the holders of Registrable Securities are unable to complete the sale of 75% or more of the Registrable Securities for which registration has been requested in an underwritten offering then such requested registration shall be deemed not to have been effected.


     (B) If the Company does not qualify for use of Form S-3 (or any successor to such form); provided, however, that at all times during the term of this Agreement, the Company shall use its best efforts to qualify for the use of Form S-3 (or any successor to such form).


     (C) If the Company, within ten (10) days of the receipt of the request of the Requesting Holders, gives notice of its bona fide intention to effect the filing of a registration statement with the Commission within ninety (90) days of receipt of such request (other than with respect to a registration statement relating to a Rule 145 transaction, an offering solely to employees or any other registration which is not appropriate for the registration of Registrable Securities).


     (D) During the period starting with the date thirty (30) days prior to the Company's estimated date of filing of, and ending on the date three
          (3)  months   immediately   following  the  effective   date  of,  any
          registration statement pertaining to an underwritten offering of securities by the Company (other than a registration of securities in a Rule 145 transaction or with respect to an employee benefit plan), provided that the Company is actively employing in good faith all reasonable efforts to cause such registration statement to become effective.


     (E) If the Company shall furnish to the Requesting Holders a certificate signed by the President of the Company stating that in the good faith judgment of the Board of Directors, the filing of a registration statement by the Company in the near future would substantially interfere with a significant transaction in which the Company is then presently engaged or in which the Company proposes to engage, then the

          Company's obligation to use its best efforts to file a registration statement shall be deferred for a period not to exceed 120 days from the receipt of the request to file such registration by such Requesting Holder or Holders, provided that the Company may not exercise this deferral right more than once per twelve month period.


     (F) With respect to Registrable Securities as to which registration rights have not yet become available, as set forth in Section 10 hereof.


     Subject to the foregoing clauses (A) through (F), the Company shall file a registration statement on Form S-3 covering the Registrable Securities so requested to be registered as soon as practicable after receipt of the request.


(b) Underwriting. If the Requesting Holders intend to distribute the Registrable Securities covered by its request by means of an underwriting, they shall so advise the Company as a part of the request made pursuant to
     Section 3. In the case of an underwritten offering to which this Section 3 shall apply, no securities other than the Registrable Securities shall be included among the securities covered by such registration unless (i) the managing underwriter of such offering shall have advised the Company in writing that the inclusion of such other securities would not adversely affect such offering or (ii) the holders of more than 50% of the Registrable Securities for which registration has been requested shall have consented in writing to the inclusion of such other securities. The Company shall enter into an underwriting agreement in customary form with the representative of the underwriter or underwriters selected for such underwriting by the Registrable Holder.


(c)  Priority in Demand  Registration.  If (i) a  registration  pursuant to this
     Section 3 involves an underwritten offering of the securities so being registered, (ii) the managing underwriter(s) of such underwritten offering shall advise the Requesting Holders and/or the Company that, in its opinion, the number of shares of Common Stock proposed to be sold in (or during the time of) such offering would adversely affect the success of such offering, then there shall be included in such registration only such number of shares of Common Stock recommended by such managing underwriter and (iii) the number of shares so included shall be allocated to the holders of Registrable Securities requesting registration in proportion, as nearly as practicable, to the total number of shares of Registrable
     Securities held by such holders at the time of the filing of the registration statement.

4.   Incidental Registration.

(a) Request for Registration. If the Company at any time proposes to register any of its securities under the Securities Act for sale, whether for its own account or for the account of other security holders or both (except with respect to (x) registration statements on Form S-8 or Form S-4 or their then equivalent forms, or another form not available for registering the Registrable Securities for sale to the public, (y) a registration relating solely to employee benefit plans, or (z) a registration relating solely to a Rule 145 transaction), it will each such time: (i) promptly give to the holders of the Registrable Securities (hereinafter "holders") written notice thereof (which shall include a list of the jurisdictions in which the Company intends to attempt to qualify such securities under the applicable blue sky or other state securities laws); and (ii) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Registrable Securities specified in a written request made by a holder within fifteen (15) days after receipt of the written notice from the Company described in clause (i) above, except that the number of shares included in such registration on behalf of a holder of Registrable Securities, if any, shall be subject to the provisions set forth in Section 4(c) below. Such written request may specify all or a part of a holder's Registrable Securities.


     The Company shall not be obligated to effect, or to take any action to effect, any registration of Registrable Securities as to which registration rights have not yet become available, as set forth in Section 10 hereof.


(b) Underwritten Offerings. If the registration of which the Company gives notice is for an underwritten offering of Common Stock, the Company shall so advise the holders as a part of the written notice given pursuant to
     Section 4(a). In such event, the right of such holders to registration pursuant to Section 4(a) above shall be conditioned upon such holders' participation in such underwriting. Each holder shall, if it proposes to distribute Registrable Securities through such underwriting, (together with the Company and other parties distributing securities through such underwriting) enter into an underwriting agreement in customary form with the managing underwriter(s) selected by the Company.


(c) Priority in Incidental Registrations. If (i) a registration pursuant to this Section 4 involves an underwritten offering of the securities so being registered, whether or not for sale for the account of the Company, and
     (ii) the managing underwriters of such underwritten offering shall advise the Company in writing that, in its opinion, the number of shares of Common Stock (including Registrable Securities) proposed to be sold in (or during the time of) such offering would adversely affect the success of such offering, then the Company shall include in such registration only such number of shares of Common Stock (including Registrable Securities) recommended by such managing underwriter, selected in the following order or priority: (i) first, all of the shares of Common Stock that the Company proposes to sell for its own account, if any, and (ii) second, the Registrable Securities requested to be included in such registration by the holders of Registrable Securities (in proportion, as nearly as practicable, to the total number of shares of Registrable Securities held by such holders at the time of the filing of the registration statement); provided, however, that (x) if any equity securities are proposed to be included in such offering for the account of any person or persons other than the Company pursuant to rights to demand registration the amount of Registrable Securities to be included therein shall be pro rata with all other equity securities that have requested to be included by the holder of such demand registration rights and (y) if any equity securities are proposed to be included in such offering for the account of any person or persons other than the Company pursuant to rights of incidental registration similar to those provided in this Section 4, all Registrable Securities to be included therein shall be included prior to the inclusion of any other registrable equity securities that have requested to be included.


5. Grant of Additional Rights. The Company may grant subsequent investors rights of registration upon request (such as those provided in Section 3) and rights of incidental registration (such as those provided in Section 4) provided that (i) such rights are not inconsistent with the rights granted pursuant to this Agreement, and (ii) the instrument granting such rights specifically confirms the rights of the holders of the Registrable Securities.

6. Registration Procedures. In the case of each registration effected by the Company pursuant to Section 3 or 4, the Company will:


     (a)  keep such  registration  effective for a period of two hundred seventy
          (270) days or until the sellers have completed the distribution described in the registration statement relating thereto, whichever first occurs;


     (b) Prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;


     (c) furnish to each holder of Registrable Securities whose shares have been included in the registration (each a "seller") and to each underwriter such number of copies of the registration statement and the prospectus included therein (including each preliminary prospectus), as such persons may reasonably request in order to facilitate the public sale or other disposition of the securities covered by such registration statement;


     (d) use its best efforts to register or qualify the Registrable Securities covered by such registration statement under the securities or blue sky laws of such jurisdictions as the sellers or, in the case of an underwritten public offering, the managing underwriter(s), shall reasonably request provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified, to amend its by-laws or to consent to general service of process in any such jurisdiction;

     (e) immediately notify each seller and each underwriter at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus contained in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of the sellers, prepare and furnish to the sellers a reasonable number of copies of a supplement to or amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading or incomplete in the light of the circumstances then existing;


     (f) cause all such Registrable Securities to be listed on each securities exchange on which similar securities issued by the Company are then listed;


     (g)  make   available   for   inspection   by  sellers,   any   underwriter
          participating in any disposition pursuant to such registration statement, and any attorney, accountant or other agent retained by any such seller or any such underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors and employees to supply all information reasonably requested by sellers, underwriter, attorney, accountant or agent in connection with such registration statement;


     (h) furnish to sellers a signed counterpart, addressed to sellers, of (i) an opinion of counsel for the Company, dated the effective date of the registration statement, and (ii) "comfort" letters signed by the Company's independent public accountants who have examined and reported on the Company's financial statements included in the registration statement, to the extent permitted by the standards of the AICPA;


     (i) furnish to sellers a copy of all documents filed with and all correspondence from or to the Commission in connection with any such offering;


     (j) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first month after the effective date of the registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act; and


     (k) in connection with any underwritten offering pursuant to a registration statement filed pursuant to Section 3 hereof, the Company will enter into any underwriting agreement reasonably necessary to effect the offer and sale of Common Stock, provided such underwriting agreement contains customary underwriting provisions including, without limitation, such provisions regarding opinions of counsel for the Company as are reasonably satisfactory to such counsel and provided further that if the underwriter so requests the underwriting agreement will contain customary contribution provisions.


7. Expenses. All expenses incurred by the Company in complying with Section 4 and 5 hereof, including without limitation all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company and independent public accountants for the Company, blue sky fees and expenses, fees of the National Association of Securities Dealers, Inc., reasonable fees and disbursements of one (1) counsel to sellers, fees and expenses of transfer agents and registrars, but excluding any Selling Expenses (as hereinafter defined), are herein called "Registration Expenses". All underwriting discounts and selling commissions and expense allowances payable to an underwriter applicable to the sale of Registrable Securities are herein called "Selling Expenses". The Company will pay all Registration Expenses in connection with each registration statement pursuant to Section 4 hereof. All Selling Expenses in connection with any registration statement filed pursuant to Section 3 or Section 4 hereof shall be borne by the sellers (pro rata, based on the number of shares included in the registration for the account of the sellers).

8.   Indemnification.

     (a) The Company will indemnify each seller with respect to which registration, qualification or compliance has been effected pursuant to this Agreement, and each underwriter, if any, and each Person who controls any underwriter, against all claims, losses, damages and liabilities (or actions, proceedings or settlements in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus, offering circular or other document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of the Securities Act or the Exchange Act or any rule or regulation thereunder applicable to the Company and relating to action or inaction required of the Company in connection with any such registration, qualification or compliance, and will reimburse each seller for any legal and any other expenses reasonably incurred in connection with investigating and defending or settling any such claim, loss, damage, liability or action, provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by a seller or underwriter and stated to be specifically for use therein.

     (b) Each seller will, if Registrable Securities held by it are included in the securities as to which such registration, qualification or compliance is being effected, indemnify the Company, each of its directors, officers and employees and each underwriter, if any, of the Company's securities covered by such a registration statement, and each Person who controls the Company or such underwriter, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading or any violation by such seller of the Securities Act or the Exchange Act or any rule or regulation thereunder applicable to such seller and relating to action in inaction required of seller in connection with any such registration, qualification or compliance, and will reimburse the Company, each of its officers, directors and employees, and each Person who controls the Company, each such underwriter and each Person who controls any such underwriter for any legal or any other expenses reasonably incurred in connection with investigating and defending or setting such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document in reliance upon and in conformity with written information furnished to the Company by such seller and stated to be specifically for use therein; provided, however, that the obligations of seller hereunder shall be limited to an amount equal to the proceeds to seller of securities sold as contemplated herein.


     (c) Each party entitled to indemnification under this Section 8 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any such claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 8 provided that such failure does not prejudice the Indemnifying Party. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as an

          Indemnifying Party may require in connection with defense of such claim and litigation resulting therefrom.

     (d) Contribution. If recovery is not available under the foregoing indemnification provisions of Section 8, for any reason other than as specified therein, the parties entitled to indemnification by the terms thereof shall be entitled to contribution to liabilities and expenses. In determining the amount of contribution to which the respective parties are entitled, there shall be considered the relative benefits received by each party from the offering of the securities (taking into account the portion of the proceeds of the offering realized by each), the parties' relative knowledge and access to information concerning the matter with respect to which the claim was asserted, the opportunity to correct and prevent any statement or omission and any other equitable considerations appropriate under the circumstances. Notwithstanding the provisions of this Section 8, no person guilty of fraudulent misrepresentation (within the meaning of
          Section 11(f) of the Securities Act), shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation.

9. Information by Sellers. Each seller shall furnish to the Company such information regarding such seller and the distribution proposed by such seller as the Company may reasonably request in writing and as shall be reasonably required in connection with any registration, qualification or compliance referred to in this Agreement.

10. Effectiveness of Registration Rights. Holders of Registrable Securities shall have the right to request registration of any of the Registrable Securities pursuant to the terms of this Agreement as follows:

     (a) 25% of the Registrable Securities issued to Thomas Montanti on or after March 30, 1999;

     (b) 25% of the Registrable Securities issued to each of the Stockholders other than Thomas Montanti on or after September 30, 1999;

     (c) An additional 25% of the Registrable Securities issued to each of the Stockholders on or after March 30, 2000;

     (d)  All other Registrable Securities on or after September 30, 2000.

11. Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may permit the sale of the Registrable Securities to the public without registration, the Company agrees to:

     (a) Make and keep public information available as those terms are understood and defined in Rule 144 under the Securities Act;

     (b) Use its best efforts to file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act; and

     (c) Furnish to each holder of Registrable Securities forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of Rule 144, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed as such holder may reasonably request in availing itself of any rule or regulation of the Commission allowing such holder to sell any such securities without registration.

12. Changes in Common Stock. If, and as often as, there are any changes in the Common Stock by way of stock split, combination, reclassification, stock dividend or through merger, consolidation, reorganization or recapitalization, appropriate adjustment shall be made in the provisions hereof so that the rights and privileges granted hereby shall continue with respect to the Common Stock as so changed.

13. Transfer or Assignment of Registration Rights. The rights to cause the Company to register securities granted to Stockholders by the Company hereunder may be transferred or assigned by each Stockholder to a transferee or assignee of any Registrable Securities, provided that:

     (a) The Company is given written notice at the time of or within a reasonable time after said transfer or assignment, stating the name and address of said transferee or assignee and identifying the securities with respect to which such registration rights are being transferred or assigned; and


     (b) The transferee or assignee of such rights assumes, in writing, the obligations of the assigning Stockholder under this Agreement.

14.  Miscellaneous.

     (a) All covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not. Without limiting the generality of the foregoing and subject to Section 13 hereof, the registration rights conferred herein on the Stockholders shall inure to the benefit of the holders from time to time of the Registrable Securities.


     (b) All notices, requests, consents and other communications hereunder shall be in writing and shall be mailed by first class registered or certified mail, postage prepaid, or by overnight courier guaranteeing next day delivery and requiring a signature upon delivery, addressed as follows:

          if to the Company, to it at its office at 10 Alvin Court, East Brunswick, New Jersey 08816;

          if to a Stockholder at his address set forth on Schedule I hereto;

          if to any subsequent holder of Registrable Securities, to it at such address as may have been furnished to the Company in writing by such holder;

          or, in any case, at such other address or addresses as shall have been furnished in writing to the Company (in the case of a holder of Registrable Securities) or to the holders of Registrable Securities (in the case of the Company).

          All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of overnight courier, on the business day following the date of dispatch and (b) in the case of mailing, on the third business day following such mailing.

     (c) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

     (d) This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof and may not be modified or amended except by an instrument in writing signed by the Company and each holder of Registrable Securities.

     (e) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     (f) This Agreement contains the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior arrangements or understandings with respect hereto.

     (g) The headings of the various sections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

     (h) It is the desire and intent of the parties that the provisions of this Agreement be enforced to the fullest extent permissible under the law and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any provision of this Agreement would be held in any jurisdiction to be invalid, prohibited or unenforceable for any reason, such provision, as to such jurisdiction, shall be ineffective, without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction. Notwithstanding the foregoing, if such provision could be more narrowly drawn so as not to be invalid, prohibited or unenforceable in such jurisdiction, it shall, as to such jurisdiction, be so narrowly drawn, without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


ATTEST:                                   ECOSCIENCE CORPORATION


/s/ Donald T. Aiello                    By: /s/ Harold A. Joannidi
--------------------                    --------------------------
Donald T. Aiello                        Harold A. Joannidi

WITNESS:

/s/ Donald T. Aiello                    /s/ Michael A. DeGiglio
--------------------                    --------------------------
Donald T. Aiello                        Michael A. DeGiglio

/s/ Donald T. Aiello                    /s/ Albert Vanzeyst
--------------------                    --------------------------
Donald T. Aiello                        Albert Vanzeyst

/s/ Donald T. Aiello                    /s/ J. Kevin Cobb
--------------------                    --------------------------
Donald T. Aiello                        J. Kevin Cobb

/s/ Donald T. Aiello                    /s/ Thomas Montanti
--------------------                    --------------------------
Donald T. Aiello                        Thomas Montanti

                                   Schedule I



Michael A. DeGiglio


Thomas Montanti


Albert Vanzeyst


J. Kevin Cobb

                             ECOSCIENCE CORPORATION

                                  EXHIBIT 10.59

--------------------------------------------------------------------------------

[GRAPHIC OMITTED]      Silicon Valley Bank
                           Amendment to Loan Documents

Borrower: EcoScience Corporation
          EcoScience Product Systems Corp.
          Agro Dynamics, Inc.
          Agro Dynamics Canada Inc.

Date:     September 25, 1998

     THIS AMENDMENT TO LOAN DOCUMENTS is entered into between SILICON VALLEY BANK ("Silicon") and the borrower named above ("Borrower").

     The Parties agree to amend the Loan and Security Agreement between them dated April 28, 1997, as amended from time to time (as amended, the "Loan Agreement"), as follows, effective as of the date hereof. (Capitalized terms used but not defined in this Amendment, shall have the meanings set forth in the Loan Agreement.)

     1. Modification of Section 6.1. Section 6.1 of the Loan Agreement is hereby amended in its entirety to read as follows, which amendment shall be deemed effective as of the date hereof:

          6.1 Maturity Date. This Agreement shall continue in effect until the maturity date set forth on the Schedule (the "Maturity Date"), which as of the date hereof is December 28, 1998; provided that the Maturity Date shall automatically be extended, and this Agreement shall automatically and continuously renew, for successive additional terms of one year each, unless one party gives written notice to the other, not less than thirty days prior to the Maturity Date, that such party elects to terminate this Agreement effective on the Maturity Date.

     2. Modified Maturity Date. Section 4 of the Schedule to Loan and Security Agreement is hereby amended to read as follows:

     "4. MATURITY DATE

     (Section 6.1): December 28, 1998,  subject to automatic renewal as provided in Section 6.1 above,  and early  termination as provided in
                    Section 6.2 above."

     3. Fee. Borrower shall pay to Silicon a fee of $4,500 in connection with this Amendment, which is in addition to all other amounts payable under the Loan Agreement and which is not refundable.

     4. Representations True. Borrower represents and warrants to Silicon that all representations and warranties set forth in the Loan Agreement, as amended hereby, are true and correct.

     5. General Provisions. This Amendment, the Loan Agreement, any prior written amendments to the Loan Agreement signed by Silicon and Borrower, and the other written documents and agreements between Silicon and Borrower set forth in full all of the representations and agreements of the parties with respect to the subject matter hereof and supersede all prior discussions, representations, agreements and understandings between the parties with respect to the subject hereof. Except as herein expressly amended, all of the terms and provisions of the Loan Agreement, and all other documents and agreements between Silicon and Borrower shall continue in full force and effect and the same are hereby ratified and confirmed.

Borrower:                                                 Silicon:

EcoScience Corporation                              SILICON VALLEY BANK

By  /s/ Michael A. DeGiglio                         By  /s/ Patrick J. O'Donnell
    -----------------------------                       ------------------------
     President or Vice President                    Title  Vice President
                                                           ---------------------
By  /s/ Harold A. Joannidi
     ----------------------------
     Secretary or Ass't Secretary

Borrower:

Eco Science Produce Systems Corp.

By  /s/ Michael A. DeGiglio
     ----------------------------
     President or Vice President

By  /s/ Harold A. Joannidi
     ----------------------------
     Secretary or Ass't Secretary

Borrower:

Agro Dynamics, Inc.

By  /s/ Michael A. DeGiglio
     ----------------------------
     President or Vice President

By  /s/ Harold A. Joannidi
     ----------------------------
     Secretary or Ass't Secretary

Borrower:

Agro Dynamics Canada Inc.

By  /s/ Michael A. DeGiglio
     ----------------------------
     President or Vice President

By  /s/ Harold A. Joannidi
     ----------------------------
     Secretary or Ass't Secretary

                                     CONSENT

     The undersigned acknowledges that his consent to the foregoing Agreement is not required, but the undersigned nevertheless does hereby consent to the foregoing Agreement and to the documents and agreements referred to therein and to all future modifications and amendments hereto, and any termination hereof, and to any and all other present and future documents and agreements between or among the foregoing parties. Nothing herein shall in any way limit any of the terms or provisions of the Continuing Guaranty of the undersigned, all of which are hereby ratified and affirmed.

EcoScience Corporation                          EcoScience Product Systems Corp.

By  /s/ Michael A. DeGiglio                     By  /s/ Michael A. DeGiglio
    -----------------------------                   ----------------------------
     President or Vice President                President or Vice President

By  /s/ Harold A. Joannidi                      By  /s/ Michael A. DeGiglio
    -----------------------------                   ----------------------------
     Secretary or Ass't Secretary               Secretary or Ass't Secretary


Agro Dynamics, Inc.                             Agro Dynamics Canada Inc.

By  /s/ Michael A. DeGiglio                     By  /s/ Michael A. DeGiglio
    -----------------------------                   ----------------------------
     President or Vice President                President or Vice President

By  /s/ Harold A. Joannidi                      By  /s/ Harold A. Joannidi
    -----------------------------                   ---------------------------
     Secretary or Ass't Secretary               Secretary or Ass't Secretary