Form 10-Q
period 1998-09-30
ECOSCIENCE CORP/DE
filed 1998-11-17
CIK 882259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended: September 30, 1998 Commission File Number: 0-19746


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

                                   YES _X_  NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 1998
-----                                           --------------------------------
Common Stock, par value $0.01 per share                    11,619,278

Total Number of Sequentially Numbered Pages:  28     Exhibit Index on Page:  22

================================================================================

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    Unaudited
                                                                            Page
                                                                            ----

Part I.  -  Financial Information

     Item 1.  Consolidated Financial Statements:
              o    Consolidated Balance Sheets:
                    September 30, 1998 and June 30, 1998.....................  3

              o    Consolidated Statements of Operations:
                    Three Months Ended September 30, 1998 and 1997...........  4

              o    Consolidated Statements of Cash Flows:
                    Three Months Ended September 30, 1998 and 1997...........  5

              o    Notes to Consolidated Financial Statements................  6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 10


     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 19



Part II.  -  Other Information............................................... 20

Signatures................................................................... 27

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                  (Unaudited)

                                                                                        ----------------------------
                                                                                        September 30        June 30
                                                                                        ----------------------------
                                                                                           1998               1998
                                                                                        ---------           --------
                                      ASSETS
Current assets:
    Cash and cash equivalents .................................................          $  2,252           $  2,608
    Restricted cash ...........................................................                --              2,500
    Short-term investments ....................................................               385                533
    Accounts receivable, less reserves of $379
      at September 30, and $451 at June 1998, .................................             2,546              6,949
    Inventories ...............................................................             8,298              5,318
    Other current assets ......................................................             3,548              4,594
                                                                                         --------           --------
      Total current assets ....................................................            17,029             22,502
                                                                                         --------           --------

Property and equipment, net ...................................................            57,024             50,568
Intangible assets, net ........................................................             1,516              1,542
Other noncurrent assets .......................................................             2,887              3,160
                                                                                         --------           --------
           Total assets .......................................................          $ 78,456           $ 77,772
                                                                                         ========           ========

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
    Short-term borrowings .....................................................          $ 11,757           $  5,191
    Current portion of long-term debt .........................................             3,548              5,486
    Accounts payable ..........................................................             7,289              6,895
    Accrued expenses and other current liabilities ............................             4,615              4,664
                                                                                         --------           --------
      Total current liabilities ...............................................            27,209             22,236
                                                                                         --------           --------

Noncurrent liabilities:
    Long-term debt, less current maturities ...................................            45,923             43,621
    Other long-term liabilities ...............................................             2,668              2,964
                                                                                         --------           --------
      Total noncurrent liabilities ............................................            48,591             46,585
                                                                                         --------           --------


Minority interest in limited partnership ......................................             6,949              8,641

Commitments and contingencies

Stockholders' investment:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized;
      none issued and outstanding .............................................                --                 --
    Common stock, $0.01 par value, 25,000,000 shares authorized; 11,619,278 and
      11,618,178 shares issued and outstanding
      at September 30, 1998 and June 30, 1998, respectively ...................               116                116
Additional paid-in capital ....................................................            52,557             56,143
Accumulated deficit ...........................................................           (56,975)           (55,955)
Unrealized gain on short-term investments .....................................                 9                  6
                                                                                         --------           --------
      Total stockholders' investment ..........................................            (4,293)               310
                                                                                         --------           --------
           Total liabilities and stockholders' investment .....................          $ 78,456           $ 77,772
                                                                                         ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended September 30
                                                            1998               1997
                                                          --------           --------
Net revenue ....................................          $  8,711           $  7,271

Cost of revenue ................................            10,423              6,511
                                                          --------           --------

Gross profit ...................................            (1,712)               760
                                                          --------           --------
Operating expenses:
   Research and development ....................               128                100
   Selling, general and administrative .........             3,884              2,211
                                                          --------           --------
         Total operating expenses ..............             4,012              2,311
                                                          --------           --------

Operating loss .................................            (5,724)            (1,551)
                                                          --------           --------

Other (expense) income:
   Interest, net ...............................            (1,240)              (458)
   Other, net ..................................                61                 21
                                                          --------           --------

         Total other expense, net ..............            (1,179)              (437)
                                                          --------           --------

Income before taxes, and minority interest .....            (6,903)            (1,988)
                                                          --------           --------

     Provision for income taxes ................                --                (69)
                                                          --------           --------

     Income before minority interest ...........            (6,903)            (1,919)

     Minority interest .........................             2,693              1,322
                                                          --------           --------

Net loss .......................................          ($ 4,210)          ($   597)
                                                          ========           ========


Earnings loss per share:

      Basic
      Net loss per share .......................            ($0.36)            ($0.05)
                                                          ========           ========

      Weighted average common shares outstanding            11,619             11,601
                                                          ========           ========

     Diluted
      Net loss per share .......................            ($0.36)            ($0.05)
                                                          ========           ========

      Aggregate diluted shares .................            11,619             11,601
                                                          ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended September 30,
                                                                                   1998               1997
                                                                                 --------           --------
Cash flows from operating activities:
     Net loss .........................................................          ($ 4,210)          ($   597)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
           Depreciation and amortization ..............................             1,064                515
           Minority interest in limited partnerships ..................            (2,693)            (1,321)
           Foreign exchange loss ......................................                98                  4
           Changes in current assets and liabilities:
                  Accounts receivable, net ............................             4,403                680
                  Inventories .........................................            (2,980)
                                                                                                        (750)
                  Other current assets ................................             1,238               (911)
                  Accounts payable and accrued expenses ...............               245              3,733
                                                                                 --------           --------
           Net cash (used in) provided by operating activities ........            (2,835)             1,353
                                                                                 --------           --------
Cash flows from investing activities:
     Purchases of property and equipment ..............................            (7,275)            (8,371)
     Proceeds from sales of short-term investments ....................               151                 --
     Proceeds from release of restricted cash .........................             2,500                 --
     Decrease (increase) in other noncurrent assets ...................                11                (95)
        Decrease in loan receivable ...................................                12                 --
        Payments of long-term construction liabilities ................              (296)            (5,250)
                                                                                 --------           --------
           Net cash used in investing activities ......................            (4,897)           (13,716)
                                                                                 --------           --------
Cash flows from financing activities:
     Proceeds from issuance of stock ..................................                 5                 --
               Proceeds from long-term debt ...........................             3,297              8,113
     Net borrowings (payments) under line of credit ...................             6,566               (726)
     Payments on long-term debt and capital leases ....................            (2,969)            (3,759)
        Debt issue costs ..............................................              (124)              (856)
        Minority interest contribution to limited partnership .........             1,001              9,391
        S Corp Stockholder Distributions ..............................              (400)              (110)
                                                                                 --------           --------
           Net cash provided by financing activities ..................             7,376             12,053
                                                                                 --------           --------
Decrease in cash and cash equivalents .................................              (356)              (310)
Cash and cash equivalents at beginning of period ......................             2,608              2,178
                                                                                 --------           --------
Cash and cash equivalents at end of period ............................          $  2,252           $  1,868
                                                                                 ========           ========
Total unrestricted and restricted cash, cash equivalents and short-term
      investments at end of period ....................................          $  2,637           $  5,650
                                                                                 ========           ========
          Supplemental cash flow information
          Cash paid for:
               Interest ...............................................          $    821           $    576
               Income taxes ...........................................                 3                 28
          Non-cash investing and financing activities:
               Purchase of equipment under capitalized leases .........                36                 20

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                    Unaudited



1.   OPERATIONS

EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and subsidiaries
("APD"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) intensive agriculture; (ii) specialty agriculture; (iii) postharvest fruits and vegetables; and (iv) biological insect control for professional pest control operators ("PCOs"). The Company provides (i) greenhouse vegetables; (ii) sophisticated growing systems to greenhouse operators; (iii) technologically advanced sorting, grading and packing systems to produce packers; (iv) equipment, coatings and disease control products, including natural biologicals for protecting fruits and ornamentals in storage and transit to market; and (v) a unique biological pest control product to PCOs.

     The Company derives most of its revenues from the sale of: (i) greenhouse vegetables to retail supermarkets and wholesale distribution companies; (ii) growing systems and products to the North American intensive farming and horticulture industries; (iii) sorting, grading and packing systems to the produce packing industry; and (iv) postharvest coating products to the fresh fruit market throughout the western hemisphere.

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

     The Company believes that its $2,252,000 of cash and cash equivalents and $385,000 of short-term investments as of September 30, 1998, along with revenues from product sales, and funds available under its revolving line of credit, $3,322,000 as of September 30, 1998, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through September 30, 1999, provided that the Company can resolve its near term cash flow problems. The Company did not make interest payments due to its Lender on October 30, 1998 and November 10, 1998 and has delayed payments to vendors. The Company may need to raise additional funds to finance its ongoing operations and expected growth after September 30, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company.

2.   MERGER WITH AGRO POWER DEVELOPMENT, INC.

On September 30, 1998, the Company issued 9,421,487 shares of the Company's common stock, $.01 per value, (the "Common Stock") to the holders of the common stock of Agro Power Development, Inc., a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company ( The "Merger"). The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of Common Stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the Merger, the stockholders of APD own approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

3.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended September 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

     The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1998, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APD, AGRO and EPSC. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended September 30, 1997 contain certain reclassifications to conform with the current year basis of presentation.

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

4.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                              September 30,          June 30,
(In thousands)                                   1998                 1998
                                                ------               ------

     Raw materials ..............               $   54               $   74
     Crop inventory .............                4,758                2,992
     Finished goods .............                3,486                2,252
                                                ------               ------
                                                $8,298               $5,318
                                                ======               ======

     Finished goods include material, labor and manufacturing overhead costs.

5.   DEBT

     On April 28, 1997, the Company and its lender entered into a revolving line of credit agreement, under which the Company may borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables, as defined, and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount of eligible accounts receivable. Funds borrowed under the revolving line of credit bear interest at a rate of prime (8.50% at September 30, 1998) plus 2.0% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on April 27, 1998, and was subject to automatic renewal, as provided. The Company and its lender entered into a series of four amendments to the loan documents that extended the maturity date of the revolving line of credit to December 28, 1998. The revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000. The Company was not in compliance with the minimum tangible net worth covenant and has requested a waiver from the lender.

     In June 1997, the Company also negotiated a $60,000,000 combined credit facility through Village Farms International Finance Association, a subsidiary of APD (the "VFIFA Facility") with a bank (the "Lender"). The combined VFIFA Facility consists of a term loan, construction loan and revolving line of credit commitment. The proceeds from the borrowings under the VFIFA Facility are loaned by VFIFA to its members. APD has guaranteed all obligations under the VFIFA Facility. Advances under the VFIFA Facility are secured by the assets of APD, VFIFA and any underlying borrower. The maturity date of the VFIFA Facility is July 31, 2010. The facility has restrictive covenants which limit certain distributions and provide required financial covenants. APD was not in compliance with Section 8.13 of the Agreement, which requires a minimum 25% ratio of equity to senior long term debt at September 30, 1998. The lender has waived this covenant violation through December 1, 1998. The Company and the lender have discussed a number of alternatives to get back in compliance after December 1, 1998 (i.e. equity infusion, restructuring partnership agreements, etc.). Management believes that the classification of $44,609,000 of debt under this debt agreement as long-term debt as of September 30, 1998 is appropriate based on continuing discussions. The Company was unable to make an interest payment of $819,000 due on October 30, 1998 and an interest payment of $103,000 due on November 10, 1998 under it's the VFIFA Facility due to cash flow constraints; however, the Company expects to generate sufficient cash flow from operations in first four months of 1999 to become current on its debt service requirements.

6.   NET INCOME (LOSS) PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which makes certain changes to the manner in which earnings per share ("EPS") is reported. The adoption of this standard has required restatement of prior years' earnings per share.

     Dilutive securities had no effect on net loss for all periods reported. Any outstanding options and warrants would be anti-dilutive due to the net losses reported.

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

     EcoScience is engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) intensive agriculture; (ii) specialty agriculture; (iii) postharvest fruits and vegetables; and (iv) biological insect control for professional pest control operators ("PCOs").

Merger with Agro Power Development, Inc.

     On September 30, 1998, the Company issued 9,421,487 shares of Common Stock to the holders of the common stock of Agro Power Development, Inc., a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company. The stockholders of APD received 30,619.067 shares of the Company's Common Stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of Common Stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger, After the Merger, the stockholders of APD own approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

     The companies combined to form an integrated, environmentally focused, consumer products driven agri-business, capitalizing on expertise in naturally derived food technologies, intensive production and marketing of high value, quality fresh produce, innovative bio-rational pest and disease control technologies, and sophisticated growing and postharvest systems and products. The Company is committed to improving the quality of its products by bridging nature, technology and the environment, utilizing the highest standards. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth and the operating level needed to accelerate revenue growth and increase shareholder value.

     Intensive agriculture (with current emphasis on greenhouse vegetables)

     Through the Merger with Agro Power Development, Inc. ("APD"), and by virtue of APD becoming a wholly-owned subsidiary, EcoScience is now additionally engaged in the production and marketing of greenhouse grown premium vegetables, specifically beefsteak tomatoes, cluster on-the-vine tomatoes, and colored bell peppers.

     The Company is, in terms of total acreage controlled by a single entity, the largest producer and marketer of premium quality, greenhouse grown tomatoes in the United States. APD, a wholly owned subsidiary of EcoScience Corporation, develops, constructs and operates highly intensive agricultural greenhouse projects and markets and sells the vegetable production of these facilities, as well as fresh vegetables produced by other greenhouse growers, under its Village Farms(R) brandname as a consumer product, primarily to retail supermarkets and dedicated wholesale distribution companies. In 1997, APD sold approximately 28.2 million pounds of tomatoes grown at APD greenhouses, and sold an additional 3.8 million pounds of tomatoes under APD's Village Farms(R) and Home Choice(TM) brand name pursuant to marketing arrangements with third party producers. The tomatoes sold by APD represented approximately 0.70% of the fresh tomatoes sold in the United States in 1997.

     APD currently operates eight greenhouse facilities in the United States, including one facility which is currently under construction, and is approximately sixty percent (60%) complete. If the construction of the new facility is completed according to plan, APD's greenhouse facilities will represent approximately 217 acres (9,443,000 square feet) of growing capacity, and four of these facilities, each of which has or is expected to have approximately forty-one (41) acres of growing capacity, will be among the largest greenhouses in the United States. By producing, harvesting, packaging and directly marketing all of its products, APD eliminates numerous intermediaries (i.e. repackers, brokers and wholesalers) utilized by traditional field producers of fresh vegetables. In order to develop additional sources of supply and revenue, APD has entered into agreements to market and sell fresh vegetables produced by two other greenhouse operations, which currently comprise a total of approximately 26 acres. If these marketing arrangements remain in effect, and if its new greenhouse is completed according to plan, APD will control the marketing of approximately 243 acres (10,574,419 square feet) of greenhouse vegetable production.

     The Company experienced significant growth during the first six (6) months of calendar year 1998, particularly in the intensive agriculture division represented by APD. During this period, APD completed construction and started up approximately 101 additional acres of greenhouse production in beefsteak (42 acres) and cluster on-the-vine (59 acres) tomatoes. This increase in acreage represents an approximate 137% increase in production capacity over the 73.5 acres for 1997. In addition, APD began construction on an additional 41 acre greenhouse to grow and sell colored bell peppers (Presidio Phase I Project.).
The first 26 acres of this greenhouse went into operation in October 1998, thereby increasing production capacity by approximately 173% for 1998 as compared to 1997. Sales and revenues always lag increases in production capacity, but expenses for startup, infrastructure and personnel occur in advance of revenues. The operating results for the quarter ended September 30, 1998 reflect a significant portion of these expenses in advance of anticipated revenues.

     Secondarily, the timing of the 101 additional acres that started up in April and May of 1998 came in at a time when market prices were on the decline going into the summer season and the crop cycle was coming to a close (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering all of the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, due to delays in project approval which impacted the crop cycle in Virginia (42 acre startup), the Company elected to cut short the growing cycle on the Virginia greenhouse and begin a new crop that would come into harvest in December 1998, when the higher winter pricing is available in the marketplace. Also the New York greenhouse had construction delays and was late in installing infrastructure and required systems further impacting operating performance. This decision increased operating costs during the quarter ended September 30, 1998 as further detailed herein.

     The Company's believes that its greenhouse operations are all currently on the optimal production schedule for the first time in company history compared with prior years results when three of seven operations were out of cycle (101 of the 175 acres in operation). The Company anticipates future production and sales increases consistent with the additional production capacity added during 1998, beginning with the quarter ending December 31, 1998.

     Specialty Agriculture

     The Company engineers, designs, markets and distributes sophisticated growing systems and services to the greenhouse and plant nursery market in the United States, Canada and Mexico. The Company's primary products for this market are: (i) advanced growing systems based on Stonewool(R) inert growing medium, manufactured by Grodania A/S; (ii) computerized environmental, irrigation and fertilization control systems manufactured by H. Hoogendorn Automation B.V.; and
(iii) multiple greenhouse consumable products.

     PostHarvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's primary products for this market are: (i) technologically advanced sorting, grading and packing systems for produce packers, manufactured by Aweta, B.V.; and (ii) equipment, coatings and disease control products for the protection of fruits and ornamentals in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the Bio-Save(R) PostHarvest BioProtectant line of natural biological products, which was developed by the Company's research and development efforts.

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

RESULTS OF OPERATIONS

                    Three Months Ended September 30, 1998 vs.
                      Three Months Ended September 30, 1997

     The Company's net revenues increased by $1,440,000 or 20% to $8,711,000 for the three months ended September 30, 1998 from $7,271,000 for the same period in 1997. This increase was primarily due to the increases in product sales in the Intensive Agriculture greenhouse vegetable market of $689,000, PostHarvest Fruits and Vegetables market of $549,000 and the Specialty Agriculture market of $202,000.

The following table sets forth the Company's net revenues by market for the three months ended September 30, 1998 and 1997:

                                                   Three Months Ended September 30,
                                                ----------------------------------------
                                                                               Increase
     (In thousands)                              1998            1997         (Decrease)
                                                ------          ------        ----------
     Intensive Agriculture ...........          $4,561          $3,872          $  689
     Specialty Agriculture ...........           2,278           2,076             202
     PostHarvest Fruits and Vegetables           1,872           1,323             549
     Biological Insect Control .......               0               0               0
                                                ------          ------          ------

     Consolidated ....................          $8,711          $7,271          $1,440
                                                ======          ======          ======

     In April 1998, Aweta B.V. sustained fire damage to its manufacturing facility and certain contents therein. As a result of the fire, there will be a delay in the shipment and installation of certain sorting, grading and packing equipment with the primary effect being a shifting of revenue and corresponding operating profits from the quarters ending June 30, 1998 and September 30, 1998 to the quarter ending December 31, 1998 or thereafter. The Company is attempting to balance the effects of the temporary decrease in Aweta's production capacity and the Company's customers' installation and production requirements. The Company, however, cannot be assured that delayed delivery and installation of equipment to the customer will meet the customer's requirements which could result in the possible loss of certain customer orders and corresponding loss of revenue and operating profit. The result of the postponement of shipments caused by the fire had an adverse effect on the Company's operating results for the fourth quarter of fiscal 1998; however, in those periods where delivery is expected to be made, there will be a favorable impact on operating results.

     Cost of revenues increased $3,912,000 or 60% to $10,423,000 for the three months ended September 30, 1998 from $6,511,000 for the same period in 1997, primarily due to product sales increases and a change in product mix. For intensive agriculture (APD) cost of goods sold increased $2,103,000 or 61% to $5,526,000 for the three months ended September 30, 1998 from $3,423,000 for the same period in 1997, primarily due to the significant growth in production during 1998 associated with the three (3) new facilities in Virginia, Texas and New York, which combined for substantially all of the increase in cost of goods sold.

     Gross profit on net revenues decreased ($2,472,000) to ($1,712,000) for the three months ended September 30, 1998 from $760,000 for the same period in 1997, while gross profit percentage on product sales decreased to (20%) for the three months ended September 30, 1998 from 10% for the same period in 1997. The decrease in gross profit percentage was primarily due to startup costs in intensive agriculture. The gross profit for intensive agriculture (APD greenhouse vegetables) decreased ($2,643,000) to ($2,744,000) for the three months ended September 30, 1998 from ($101,000) for the same period in 1997, primarily due to the startup of the three (3) new greenhouses in Virginia, Texas and New York. These facilities combined for a total ($1,855,000) decrease in gross profit. Gross profit on the new greenhouse facilities was lower than anticipated because the timing of the construction completion and startup did not coincide with the optimal cropping cycle (seed, plant, grow, harvest) of these facilities during the first year of operations. Additionally, the Company incurred the front end costs (seed, plant, labor) of two (2) cropping cycles at these facilities to get their optimal cropping cycle. The first cycle at all three new facilities was abbreviated in order to optimize future periods. Therefore, the seeding, planting and associated labor costs were incurred twice during the first nine months of 1998, the first in April and May 1998 and the second during the quarter ended September 30, 1998. These costs were naturally spread across lower production/sales due to the abbreviated growing cycle and therefore significantly lowered gross profit on these facilities. The Company believes that all greenhouse operations are currently on their optimal cropping cycles and the Company expects gross profit to improve as a result of the allocations of costs of sales over greater production volumes through a full harvest on each facility.

     Secondarily, the timing of the 101 additional acres that started up in April and May of 1998 came in at a time when market prices were on the decline going into the summer season and the crop cycle was coming to a close (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, due to delays in project approval which impacted the crop cycle in Virginia (42 acre startup), the Company elected to cut short the growing cycle on the Virginia greenhouse and begin a new crop that would come into harvest in December 1998 when the higher winter pricing is available in the marketplace. Also the New York greenhouse had construction delays and was late in installing infrastructure and required systems further impacting operating performance. This decision increased operating costs during the quarter ended September 30, 1998 as further detailed herein.

     Research and development expenses increased $28,000 or 28% to $128,000 for the three months ended September 30, 1998 from $100,000 for the same period in 1997, due primarily to increases in personnel and related costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs.

     Selling, general and administrative expenses increased $1,673,000 or 76% to $3,884,000 for the three months ended September 30, 1998 from $2,211,000 for the same period in 1997, primarily due to non-recurring merger costs of $1,190,000, and increases in personnel and related costs to support increased levels of business activity.

     Operating loss increased ($4,173,000) to ($5,724,000) for the three months ended September 30, 1998 compared to a ($1,551,000) operating loss for the same period in 1997. The decrease in operating income resulted primarily from a ($2,472,000) decrease in gross profits for the three months ended September 30, 1998 compared to the same period in 1997, and a $1,701,000 increase in operating expenses.

     Other expense increased by $742,000 to $1,179,000 for the three months ended September 30, 1998 compared to $437,000 for the same period in 1997, primarily due to increased interest expense. Interest expense increased by $782,000 reflecting the higher level of debt outstanding during the three months ended September 30, 1998 compared to the same period in 1997.

     The Company's net loss increased ($3,613,000) or ($0.31) per diluted share to ($4,210,000) or ($0.36) per diluted share for the three months ended September 30, 1998 compared to a loss of ($597,000) or ($0.05) per diluted share for the same period in 1997.

     Election to Change Fiscal Year

     The Company has elected to change its Fiscal Year from the 12 month period ending June 30 to a 52/53 week. The new fiscal year end date will be the Sunday nearest December 31 of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $2,252,000 at September 30, 1998 compared to $2,608,000 at June 30, 1998. Cash, cash equivalents and short-term investments totaled $2,637,000 at September 30, 1998 compared to $3,141,000 at June 30, 1998. Cash used in operating activities totaled $2,835,000 for the three months ended September 30, 1998 and principally consisted of a net loss of ($4,210,000), a decrease in minority interest of $2,693,000 and an increase in inventory of $2,980,000, offset by decreases in accounts receivable of $4,403,000 and depreciation and amortization of $1,064,000. Cash provided by financing activities totaled $7,376,000 for the three months ended September 30, 1998, which consisted principally of proceeds from debt of $3,297,000, net borrowings under line of credit of $6,566,000 and minority interest contributions of $1,001,000, offset by payments of debt of $2,969,000 and S Corp stockholder distributions of $400,000. Cash used in investment activities for the three months ended September 30, 1998 totaled $4,897,000, which consisted principally of purchases of property and equipment of $7,275,000, associated with the construction of an additional 26 acres of greenhouses, partially offset by a release of restricted cash of $2,500,000 to pay down debt of $1,500,000 and working capital of $1,000,000. The Company's working capital and current ratio were ($10,180,000) and 0.6 to 1, respectively, at September 30, 1998 compared to $266,000 and 1 to 1, respectively, at June 30, 1998.

     The Company is experiencing a significant liquidity problem at the present time due to the startup and crop cycle of the approximate 127 additional greenhouse acres. Consequently, the Company has delayed payments to significant vendors and suppliers of goods and services vital to its business activities. Further, the Company did not pay a maturing interest payment to its bank when due on October 30, 1998 and November 10, 1998. The Company expects to continue to delay vendor and supplier payments as well as bank interest payments through December 1998 as the production and sales improve during this period. While the liquidity position of the Company is critical, Company management has been in contact with major suppliers as well as its Lenders and are working cooperatively together to manage this cash flow problem.

     Debt increased by $6,930,000 to $61,228,000 at September 30, 1998 compared to $54,298,000 at June 30, 1998. The increase was due primarily to the financing of Village Farms of Presidio, a subsidiary of APD, Greenhouse Project Phase I and seasonal needs at September 30, 1998. In September 1998, the Company and one of its lenders agreed to extend the due date for the $3,000,000 revolving line of credit to December 28, 1998 from July 28, 1998.

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

     The Company plans to finance its cash needs principally with existing cash reserves, represented by approximately $2,252,000 of cash and cash equivalents and $385,000 of short-term investments as of September 30, 1998. The Company believes that such cash reserves, along with cash generated from product sales, and funds available under its revolving line of credit, will be sufficient to fund the Company's working capital needs, planned capital expenditures, restructuring program initiatives and related obligations, and to service its indebtedness through September 30, 1999, provided that the Company can resolve its near term cash flow problems. The Company may need to raise additional funds to finance its ongoing operations and expected growth after September 30, 1999, although there can be no assurances that such funds will be available on terms favorable to the Company.

SEASONALITY

     The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales product mix and other economic factors. Operating revenues may be concentrated in the calendar first and second quarter as a result of the North American growing and harvesting seasons. Although the Company believes that the historical trend in quarterly revenues for the first and second quarters of each year are generally higher than the third and fourth quarters; there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

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

     Results for the period ended September 30, 1998, indicate that the Company no longer meets the net tangible assets test. In addition, the Company does not meet the minimum net income test. As of November 10, 1998, 11,619,278 shares of the Company's Common Stock were outstanding. The reported closing price of the Company's Common Stock on October 2, 1998 was $3 5/8, resulting in a market capitalization of approximately $42,120,000. It is possible that the Company may not be able to maintain the required level of market capitalization due to possible fluctuations in the market price for its Common Stock, which may result in Nasdaq's delisting of the Common Stock from the Nasdaq SmallCaps Market.

YEAR  2000

     The Company has completed an initial assessment of its Year 2000 status. A plan has been developed that is expected to address the Company's exposure to the Year 2000 issue. As a part of that plan, the Company will inventory and test its information technology ("IT") and non-IT systems. Major customers and vendors will be contacted in order to assess their status as to Year 2000 compliance. The Year 2000 plan is expected to be implemented and completed by approximately the end of the first quarter 1999. While some of the Company's IT and non-IT systems will need to be upgraded or replaced, the financial impact of making the required system changes is not expected to be material to the Company's financial position, results of operations or cash flow.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Merger may affect the following  aspects of the  Company's  operations:
(i) changes in the Company's debt to equity ratio; (ii) costs associated with the transaction and restructuring changes; (iii) market risk; and (iv) credit risk.

     The  Merger  changed  the  Company's  debt to equity  ratio  from  minor to significant, which could expose the Company to, among other things, risks associated with interest rate fluctuations. Based on an the unaudited combined balance sheet as of September 30, 1998, the Company is highly leveraged as a result of debt levels and the negative stockholders equity of ($4,293,000). Additional and unanticipated expenses may be incurred relating to the integration of the businesses of the Company and APD, including sales and marketing, and administrative functions. Although the Company and APD expect that the elimination of duplicative expenses, as well as other efficiencies related to the integration of their respective businesses may offset additional expenses over time, there can be no assurance that such net benefit will be achieved in the near term or at all.

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

                           Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          In connection with the Merger, on September 30, 1998 the Company issued 9,421,487 shares of the Company's Common Stock $.01 par value (the "Merger shares"), to the holders of the Class A Common Stock, $1.00 per share, of Agro Power Development, Inc., a New York corporation ("APD"). Pursuant to the Merger, APD merged with and into Agro Acquisition Corporation, a wholly-owned subsidiary of the Company.

          Also in connection with the Merger, on September 30, 1998 the Company issued 33,000 shares of the Company's Common Stock, $.01 par value (the "Moroccan shares"), to each of Michael A. DeGiglio, Thomas Montanti and Albert Vanzeyst (together the "Moroccan Shareholders") in exchange for the Moroccan Shareholders' 50% interest in Village Farms of Morocco, S.A., a Moroccan company. The Merger Shares and Moroccan Shares were issued to the APD Shareholders pursuant to an exemption under section 4(2) of the Securities Act of 1933, as such issuances did not involve any public offering.

Item 3.   Defaults Upon Senior Securities

          The Company has failed to make an interest payment in the amount of $884,000 which was due on October 30, 1998 and an interest payment of $103,000 which was due November 10, 1998 under the VFIFA Facility. In addition, as of September 30, 1998 the Company was not in compliance with the covenant of Section 8.13 of the APD Guaranty under VFIFA Facility, which requires the Company to maintain on a quarterly basis, a ratio of equity to senior long-term debt, calculated on a consolidated basis, of not less than 25%. The bank has waived the covenant violation through December 1, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          A Special Meeting of Stockholders in Lieu of the Annual Meeting of Stockholders of the Company was held on September 10, 1998. The stockholders elected Michael A. DeGiglio and David J. Ryan to the class of Directors whose terms expire at the 2000 Annual Meeting. The tabulation of votes with respect to the election of such directors is as follows:

                                                            Total Votes Withheld
                          Total Votes for Each Director      From Each Director
                          -----------------------------      ------------------
   Michael A. DeGiglio              8,530,838                     1,344,902
   David J. Ryan                    8,334,998                     1,540,442

          The stockholders approved the issuance of 9,520,487 shares (after giving rise to the approved reverse stock split referenced below) of the Company's Common Stock to the holders of the Class A Common Stock of APD pursuant to the Merger, with 5,576,060 shares voted in favor of the issuance, 851,850 shares voted against the issuance and 356,730 shares abstaining.

          The stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one for five reverse stock split of the Company's Common Stock, with 5,906,738 shares voted in favor of the reverse split, 528,429 shares votes against the reverse split and 28,373 shares abstaining.

          The Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 25,000,000 shares to 100,000,000 shares, and to increase the number of authorized shares of the Company's
          Preferred Stock from 1,000,000 shares to 10,000,000 shares, with 5,526,406 shares voted in favor of the amendment, 890,076 shares voted against the amendment and 47,059 shares abstaining.

          The Stockholders approved and ratified an amendment to the Company's 1991 Stock Option Plan to increase the number of shares of Common
          Stock which may be granted under the 1991 Stock Option Plan from 1,300,000 shares to 1,800,000 shares (without giving effect to the reverse stock split referenced above), with 8,666,915 shares voted in favor of the amendment, 1,138,850 shares voted against the amendment and 69,675 shares abstaining.

          The stockholders ratified the selection of Arthur Andersen, LLP as the Company's independent public accountants for the current fiscal year, with 9,745,420 shares voted in favor of such ratification, 104,340 shares voted against such ratification and 25,680 shares abstaining.

Item 5.   Other Information

          The Company has amended its By Laws to change its Fiscal Year end from the twelve month period ended June 30 to a 52-53 week fiscal year. The year end date of such fiscal year shall be on the Sunday nearest December 31, of each year. For the transition period the fiscal year end date will be January 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ECOSCIENCE CORPORATION


Date:  November 12, 1998       By:  /s/ Michael A. DeGiglio
                                    --------------------------------------------
                                    Michael A. DeGiglio
                                    President and Chief Executive Officer
                                    (Principal Executive Officer






Date: November  12, 1998       By:  /s/ David M. Suchniak
                                    --------------------------------------------
                                    David M. Suchniak
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX



Item 6.   Exhibits and Reports on Form 8-K

Exhibit                              Exhibit
Number                               Description
--------------------------------------------------------------------------------


10.60 Agreement Regarding Future Projects between Cogentrix Energy, Inc. and Agro Power Development, Inc., effective as of February 6, 1996. *

10.61          Ground  Lease  dated   September  4,  1997  between  the  Buffalo
               Enterprise  Development  Corporation and Agro Power  Development,
               Inc.

10.62 Commercial Greenhouse Lease and Operating Agreement dated July 22, 1992 between Oxbow Power of North Tonawanda, New York, Inc. and Village Farms of Wheatfield, Inc. *

10.63 Operating Agreement dated as of November 14, 1997 between Greenhost, Inc. and Village Farms of Virginia, Inc for Birchwood, Virginia greenhouse facility. *

10.64 Lease Agreement dated as of September 21, 1993 between Cogentrix of Pennsylvania, Inc. and Keystone Village Farms, Inc. for Ringgold, Pennsylvania greenhouse facility. *

10.65 Amended Ground Lease effective March 14, 1997 between the Presidio County Commissioners Court and Agro Power Development, Inc.

10.66 Lease Agreement dated as of January 29, 1998 between Ripe Touch Greenhouses, Inc., and Village Farms of Colorado, Inc. *

10.67 Agreement of Limited Partnership of Village Farms of Texas, L.P., dated as of February 6, 1996. *

Exhibit                              Exhibit
Number                               Description
--------------------------------------------------------------------------------


10.68 Marketing and Sales Agreement between Village Farms, LLC and Village Farms of Texas, L.P., dated February 13, 1996.

10.69 Management, Operating and Maintenance Contract between Village Farms of Delaware LLC and Village Farms of Texas, L.P. dated February 13, 1996.

10.70 Agreement of Limited Partnership of Pocono Village Farms, L.P., dated as of March 10, 1997.

10.71 Agreement of Limited Partnership of Village Farms of Marfa, L.P., dated as of June 4, 1997. *

10.72 Management, Operating and Maintenance Contract between Village Farms of Marfa and Village Farms of Delaware, LLC, dated June 4, 1997.

10.73 Marketing and Sales Agreement between Village Farms of Marfa, L.P. and Village Farms of Delaware dated June 4, 1997.

10.74 Amended and Restated Agreement of Limited Partnership of Village Farms of Buffalo, L.P., dated as of September 4, 1997. *

10.75 Management, Operating and Maintenance Contract between Village Farms of Delaware and Village Farms of Buffalo, dated September 4, 1997 and amendment thereto dated as of April 17, 1998.

10.76 Marketing and Sales Agreement between Village Farms of Delaware and Village Farms of Buffalo, L.P. dated September 4, 1997.

10.77 Management, Operation, Maintenance, Marketing and Sales Agreement between Pocono Village Farms, L.P. and Village Farms of Delaware.

10.78 Marketing Agreement by and between Foster Farms, Inc. and Agro Power Development, Inc. dated January 1, 1995.

10.79 Credit Agreement (Line of Credit Facility) by and between CoBank, ACB, as Agent and as a Syndication Party and Village Farms International Financing Association dated as of June 24, 1997.

Exhibit                              Exhibit
Number                               Description
--------------------------------------------------------------------------------


10.80 Promissory Note (Line of Credit Facility) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $10,000,000.

10.81 First Amendment to Credit Agreement (Line of Credit Facility) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998.

10.82 Second Amendment to Credit Agreement (Line of Credit Facility) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998.

10.83 Line of Credit Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997 with a line of credit of $10,000,000.

10.84 Credit Agreement (Construction Loan Funding) by and between CoBank, ACB as Agent and Syndicated Party and Village Farms International Financing Association dated as of June 24, 1997.

10.85 First Amendment to Credit Agreement (Construction Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998.

10.86 Promissory note (Construction Loan Funding) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $30,000,000.

10.87 Construction Loan Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997.

10.88 Credit Agreement (Term Loan Funding) by and between CoBank, ACB as Agent and Syndication Party and Village Farms International Financing Association dated as of June 24, 1997.

10.89          Promissory   Note  (Term   Loan   Funding)   of   Village   Farms
               International Financing Association dated June 24, 1997 in principal amount of $50,000,000.

Exhibit                              Exhibit
Number                               Description
--------------------------------------------------------------------------------


10.90 Guaranty of Agro Power Development, Inc. dated as of June 24, 1997 to Construction Lenders, Term Lenders and Line of Credit Lenders.

10.91 First Amendment to Credit Agreement (Term Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998.

10.92 Second Amendment to Credit Agreement (Term Loan Funding) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998.

10.93 Term Loan Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997.

10.94 Amendment to Loan Documents by and between CoBank, Village Farms International Finance Association and Agro Power Development, Inc. dated September 29, 1998.

10.95          First  Amendment  to  Guarantor  Security  and  Pledge  Agreement
               [Regarding   EcoScience   Merger]  by  and  between   Agro  Power
               Development, Inc. and CoBank, ACB dated September 29, 1998.

10.96          First  Amendment  to  Guaranty  of Agro Power  Development,  Inc.
               [Regarding   EcoScience   Merger]  by  and  between   Agro  Power
               Development, Inc. and The Lender Group dated September 29, 1998.

10.97 Promissory Note dated March 7, 1997 issued to Cogentrix Energy, Inc. in the principal amount of $643,197.

10.98 Promissory Note dated January 31, 1997 issued to Village Farms of Texas, L.P. in the principal amount of $1,838,420 by Cogentrix Energy, Inc.

10.99 Agreement of Limited Partnership of Village Farms of Presidio, L.P. dated as of August 31, 1998.

10.100 Commercial Greenhouse Design and Construction Contract between Agro Power Development, Inc. and Dalsem Kassenbouw B.V. dated as of August 31, 1998.

10.101 Commercial Design and Construction Contract between Village Farms of Presidio, L.P. and Agro Power Development, Inc. dated as of August 31, 1998.

Exhibit                              Exhibit
Number                               Description
--------------------------------------------------------------------------------


10.102 Commercial Packing House Design and Construction Contract dated July 10, 1998 between Agro Power Development, Inc. and NC Sturgeon, Inc.

10.103 Marketing and Sales Agreement between Village Farms of Presidio, L.P. and Village Farms, Inc. dated as of August 31, 1998.

10.104 Management, Operation and Maintenance Contract dated as of August 31, 1998 among New Amsterdam Joint Venture, L.L.C. and Village Farms of Presidio, L.P.

10.105 $1,375,000 Promissory Note and Security Agreement dated March 10, 1997 among Agro Power Development, Inc., Village Farms of Delaware LLC, Village Farms LLC and Cogentrix Delaware Holdings, Inc.

10.106 Loan Agreement by and between Pocono Village and First Pioneer Farm Credit, ACA, dated March 5, 1997.

10.107 Installment Promissory Note for $2,200,000.00 from Pocono Village to First Pioneer Farm Credit, ACA, dated March 10, 1997.

10.108 Construction Loan Agreement between Pocono Village and First Pioneer Farm Credit, dated March 10, 1997.

10.109 Security Agreement between Pocono Village and First Pioneer Farm Credit, ACA, dated March 10, 1997.

10.110         Agreement dated July 1, 1998 between Agro Power Development, Inc.
               and The Greenery International. *

10.111 Employment Agreement dated June 8, 1998 between Agro Power Development, Inc. and David M. Suchniak.

               * Information has been omitted from this Exhibit and is subject to a request for confidential treatment.