Form 10-Q/A
period 1998-09-30
ECOSCIENCE CORP/DE
filed 1999-03-15
CIK 882259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q / A-1

                                  AMENDMENT TO

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

                                    YES [X] NO[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 12, 1999
-----                                             -----------------------------

Common Stock, par value $0.01 per share                    12,619,264

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                               ON FORM 10-Q / A-1

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    Unaudited


Part I. - Financial Information                                             Page
                                                                            ----
         Item 1. Consolidated Financial Statements:
            o Consolidated Balance Sheets:
                 September 30, 1998 and June 30, 1998 ....................    3

            o Consolidated Statements of Operations:
                 Three Months Ended September 30, 1998 and 1997 ..........    4

            o Consolidated Statements of Cash Flows:
                 Three Months Ended September 30, 1998 and 1997 ..........    5

            o Notes to Consolidated Financial Statements .................    6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................   17


         Item 3. Quantitative and Qualitative Disclosures
                    about Market Risk ....................................   31

Part II. - Other Information .............................................   33

Signatures ...............................................................   42

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         In thousands, except share data
                                   Unaudited

                                                                                                        September 30,       June 30,
                                                                                                           1998              1998
                                                                                                        ------------       --------
                                      ASSETS                                                                 As Restated See Note 7
Current assets:
    Cash and cash equivalents ..................................................................         $  2,256          $  1,189

    Restricted cash ............................................................................               --             2,500
    Short-term investments .....................................................................              385               533
    Accounts receivable, less reserves of $507
      at September 30, 1998 and $617 at June 30, 1998 ..........................................            2,497             6,809
    Inventories ................................................................................            8,230             5,050
    Assets held for sale .......................................................................            1,911             1,911
    Note receivable ............................................................................            1,838             1,838
    Other current assets .......................................................................            1,684             2,411
                                                                                                         --------          --------
      Total current assets .....................................................................           18,801            22,241
                                                                                                         --------          --------

Property, plant and equipment, net .............................................................           55,057            53,136
Intangible assets, net .........................................................................            1,516             1,542
Other noncurrent assets ........................................................................            2,145             2,589
                                                                                                         --------          --------

           Total assets ........................................................................         $ 77,519          $ 79,508
                                                                                                         ========          ========

                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
     Short-term borrowings .....................................................................         $ 11,757          $  7,148
     Current portion of long-term debt and capital leases ......................................           48,167             5,098
     Accounts payable ..........................................................................            7,289             5,080
     Accrued expenses and other current liabilities ............................................            4,479             7,118
                                                                                                         --------          --------
      Total current liabilities ................................................................           71,692            24,444
                                                                                                         --------          --------

Noncurrent liabilities:
    Long-term debt and capital leases, less current maturities .................................            1,304            43,028
    Other long-term liabilities ................................................................            2,308             4,387
                                                                                                         --------          --------
      Total noncurrent liabilities .............................................................            3,612            47,415
                                                                                                         --------          --------

Minority interest in limited partnerships ......................................................            6,127             7,277
                                                                                                         --------          --------

Commitments and contingencies

Stockholders' investment:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued and outstanding ..............................................................               --                --
    Common stock, $0.01 par value, 100,000,000 shares authorized; 11,619,264 and
      11,618,164 shares issued and outstanding
      at September 30, 1998 and June 30, 1998, respectively ....................................              116               116
Additional paid-in capital .....................................................................           52,074            57,509
Accumulated deficit ............................................................................          (56,111)          (57,259)
Unrealized gain on short-term investments ......................................................                9                 6
                                                                                                         --------          --------
      Total stockholders' investment (deficit) .................................................           (3,912)              372
                                                                                                         --------          --------
           Total liabilities and stockholders' investment ......................................         $ 77,519          $ 79,508
                                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     In thousands, except per share amounts
                                    Unaudited

                                                                                                          Three Months Ended
                                                                                                             September 30,
                                                                                                 -----------------------------------
                                                                                                     1998                    1997
                                                                                                 -------------           -----------
                                                                                                         As Restated See Note 7
Net revenue ..........................................................................              $  8,708               $  7,321

Cost of revenue ......................................................................                10,032                  6,561
                                                                                                    --------               --------

Gross profit (loss) ..................................................................                (1,324)                   760
                                                                                                    --------               --------

Operating expenses:
   Research and development ..........................................................                   128                    100
   Selling, general and administrative ...............................................                 3,671                  2,211
                                                                                                    --------               --------
         Total operating expenses ....................................................                 3,799                  2,311
                                                                                                    --------               --------

Operating loss .......................................................................                (5,123)                (1,551)
                                                                                                    --------               --------

Other income (expense):
   Interest, net .....................................................................                  (946)                  (458)
   Other, net ........................................................................                    26                     21
                                                                                                    --------               --------

         Total other expense, net ....................................................                  (920)                  (437)
                                                                                                    --------               --------

Loss before income taxes and minority interest .......................................                (6,043)                (1,988)
Provision for (benefit from) income taxes ............................................                    --                    (69)
                                                                                                    --------               --------

Loss before minority interest ........................................................                (6,043)                (1,919)

Minority interest in net loss of consolidated limited
    partnerships .....................................................................                 2,151                  1,322
                                                                                                    --------               --------

Net loss .............................................................................              ($ 3,892)              ($   597)
                                                                                                    ========               ========

Net loss per share
Basic
     Net loss ........................................................................              ($  0.33)              ($  0.05)
                                                                                                    ========               ========
     Weighted average common shares outstanding ......................................                11,619                 11,601
                                                                                                    ========               ========

Diluted
      Net loss .......................................................................              ($  0.33)              ($  0.05)
                                                                                                    ========               ========
      Weighted average common shares outstanding-diluted .............................                11,619                 11,601
                                                                                                    ========               ========



The accompanying notes are an integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                   Unaudited



                                                                                                    Three Months Ended September 30,
                                                                                                    --------------------------------
                                                                                                           1998              1997
                                                                                                         --------          --------
                                                                                                             As Restated See Note 7
Cash flows from operating activities:
     Net loss ..................................................................................         ($ 3,892)         ($   597)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization .......................................................            1,064               515
           Minority interest in net loss of consolidated limited partnerships ..................           (2,151)           (1,322)
           Foreign exchange loss ...............................................................               98                 4
           Gain on sale of investments .........................................................               (2)               --
           Gain on sale of property, plant and equipment .......................................               (3)               --
           Changes in current assets and liabilities:
                  Accounts receivable, net .....................................................            4,312               761
                  Inventories ..................................................................           (3,180)             (750)
                  Other current assets .........................................................              727            (1,624)
                  Accounts payable and accrued expenses ........................................             (528)            3,722
                                                                                                         --------          --------
           Net cash provided by (used in) operating activities .................................           (3,555)              709
                                                                                                         --------          --------
Cash flows from investing activities:
     Purchases of property, plant and equipment ................................................           (2,769)           (7,051)
     Proceeds  from sales of short-term investments ............................................              153                --
     Proceeds from release of restricted cash ..................................................            2,500                --
     Decrease (increase) in other noncurrent assets ............................................              410               (95)
       Decrease in other noncurrent liabilities ................................................           (2,079)           (6,961)
       Proceeds from sale of property, plant and equipment .....................................                7                --
                                                                                                         --------          --------
           Net cash used in investing activities ...............................................           (1,778)          (14,107)
                                                                                                         --------          --------
Cash flows from financing activities:
     Proceeds from issuance of common stock ....................................................                5                --
     Proceeds from long-term debt ..............................................................            3,297             5,846
     Net borrowings under lines of credit ......................................................            4,609               374
     Payments on long-term debt and capital leases .............................................           (1,988)           (3,759)
        Debt issuance costs ....................................................................             (123)             (409)
        Minority interest contributions to limited partnerships ................................            1,000             2,975
        Distributions to stockholders of APD pre-merger ........................................             (400)             (110)
                                                                                                         --------          --------
           Net cash provided by financing activities ...........................................            6,400             4,917
                                                                                                         --------          --------
Increase (decrease) in cash and cash equivalents ...............................................            1,067            (8,481)
Cash and cash equivalents at beginning of period ...............................................            1,189             9,599
                                                                                                         --------          --------
Cash and cash equivalents at end of period .....................................................         $  2,256          $  1,118
                                                                                                         ========          ========
Total unrestricted and restricted cash, cash equivalents and short-term
      Investments at end of period .............................................................         $  2,641          $  4,901
                                                                                                         ========          ========

Supplemental cash flow information
Cash paid for:
    Interest ...................................................................................         $  1,146          $    576
    Income taxes ...............................................................................                3                28

Non-cash investing and financing activities:
    Acquisition of equipment under capitalized leases ..........................................               36                20

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                    Unaudited


1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its subsidiaries and consolidated limited partnerships (see Note 3 - Basis of Presentation - General) (collectively "APD"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are engaged in the technical marketing, sales, development and commercialization of products and services for the following major markets: (i) intensive agriculture; (ii) specialty agriculture; (iii) postharvest fruits and vegetables; and (iv) biological insect control for households and industry. The Company provides (i) greenhouse vegetables; (ii) sophisticated growing systems to commercial intensive farming and horticulture greenhouse operators; (iii) technologically advanced sorting, grading and packing systems to produce packers; (iv) equipment, coatings and disease control products, including natural biologicals for protecting fresh fruits in storage and transit to market; and (v) a unique biological pest control product for use in households and industry.

     The Company derives most of its revenues from the sale of: (i) greenhouse grown vegetables to retail supermarkets and dedicated wholesale distribution companies; (ii) growing medium products to the North American intensive farming, horticulture and plant nursery industries; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere. Prior to the sale of the Company's postharvest equipment division to Aweta, B.V., in February 1999, the Company had also derived revenues from the sale of sorting, grading and packing systems to the produce packing industry.

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

     The Company believes that its $2,256,000 of cash and cash equivalents and $385,000 of short-term investments as of September 30, 1998, along with revenues from product sales, and funds available under our revolving lines of credit, $3,322,000 as of September 30, 1998, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through September 30, 1999, provided that the Company can resolve its short term cash flow shortfall and refinance its $21,600,000 promissory notes issued on December 30, 1998 that is due on June 30, 1999 (see Note 8 - Subsequent Events - Acquisition) and its $3,000,000 line of credit, the due date for which is March 31, 1999 (see Note 5 - Debt). If the Company is not successful in refinancing the $21,600,000 notes, it will seek an extension of the due date to the note. Additionally, the Company did not make certain interest and principal payments due to its primary lender beginning on October 20, 1998 which constituted default, as well as being in default on financial covenants with its lenders (see Note 5 - Debt). In February 1999, the Company cured its payment defaults with its primary lender. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and in February 1999 has substantially paid most other vendors whose payments were delayed. The Company will need to raise additional funds to finance its ongoing operations, current debt obligations and expected growth after September 30, 1999. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension of the notes or that the Company's creditors will not attempt to enforce legal remedies available to them.

2.   MERGER WITH AGRO POWER DEVELOPMENT, INC.

     On September 30, 1998, the Company issued 9,421,487 shares of the Company's common stock, $0.01 par value, to the holders of the common stock of APD, a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company (the "Merger"). The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the Merger, the stockholders of APD owned approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

     The Merger has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of EcoScience and APD. Through September 30, 1998, the Company incurred $1,190,000 or $0.10 per diluted share of merger related costs, which were charged to operations during the three months ended September 30, 1998.


3.   BASIS OF PRESENTATION

(a)  General

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

     The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 1998, which are included in the Company's Annual Report on Form 10-K, and the Company's Definitive Proxy Statement regarding the Merger with APD filed with the Securities and Exchange Commission.

     The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APD, AGRO and EPSC, and APD's approximate 86% interest in a certain limited partnership (formed in August 1998), and APD's 50% interests in certain limited partnerships due to the direction of power and control exerted by APD management in the normal course of business over the daily operations and policies of these 50% interest entities. The remaining 50% minority interests in each of these 50% interest entities were acquired on December 30, 1998 (see Note 8 - Subsequent Events - Acquisition). All material intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended September 30, 1997 contain certain reclassifications to conform with the current year basis of presentation.

     The consolidated financial statements give retroactive effect to the Merger with APD, accounted for as a pooling of interests, and a one for five reverse stock split, as if the Merger and the reverse stock split had occurred at the beginning of the earliest period presented.

     The Company has elected to change its Fiscal Year from the 12 month period ending June 30 to a 52/53 week fiscal year. The new fiscal year end date will be the Sunday nearest December 31 of each year. For the six month transition period, the fiscal year end date will be January 3, 1999.

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

(b)  Restatement

     On September 30, 1998, the Company acquired APD pursuant to a merger transaction (See Note 2 - Merger). As a result of the finalization of the accounting for the Merger as a pooling of interests and certain adjustments identified as a result of an audit of APD as of and for the twelve months ended June 30, 1998, the Company is restating its Consolidated Statements of Operations for the Three Months Ended September 30, 1998, its Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998, and its Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997, as applicable.

4.   INVENTORIES

     Inventories are stated at the lower of first-in, first-out (FIFO) cost or market and consist of the following:

                                                     September 30,      June 30,
(In thousands)                                            1998            1998
                                                     -------------      --------

Raw materials ............................             $   54             $   74
Crop inventory ...........................              4,690              2,724
Finished goods ...........................              3,486              2,252
                                                       ------             ------

                                                       $8,230             $5,050
                                                       ======             ======


     Crop inventories represent direct and indirect production costs incurred before harvesting the annual tomato and growing crops. Tomato and growing crops are valued at the lower of cost or estimated market. Finished goods inventories include material, labor and manufacturing overhead.

5.   DEBT

     (a) On April 28, 1997, the Company and a bank ("the Bank") entered into a revolving line of credit agreement, under which the Company was able to borrow up to the lesser of $3,000,000 or the sum of (i) 85% of eligible account receivables, as defined, and (ii) eligible inventory at stratified rates from 25% to 50% up to a maximum of the lesser of $1,200,000 or 66.67% of the amount of eligible accounts receivable. Funds borrowed under the revolving line of credit bore interest at a rate of prime (8.25% at September 30, 1998) plus 2.0%, and are secured by all the assets of EcoScience, AGRO and EPSC and all of the outstanding common stock of AGRO owned by the Company. Interest on funds borrowed under the revolving line of credit is payable monthly in arrears and repayment of principal was originally due on April 27, 1998, and was subject to automatic renewal, as provided. In addition, the revolving line of credit imposes a financial covenant on the Company that requires a minimum tangible net worth of $750,000, as defined.

          On September 30, 1998, the Company no longer met the minimum tangible net worth covenant, was therefore in default, and as a result, the Company and the Bank entered into a forbearance agreement as of November 12, 1998 and three extensions thereto, under which the Bank agreed to conditionally forbear from exercising its rights and remedies as a result of the default until March 31, 1999.

          On November 24, 1998, the Bank notified the Company of its intention to terminate the revolving line of credit on December 28, 1998. The Company and the Bank have agreed to three extensions to the credit facility which extend the maturity date to March 31, 1999.

          The Company and the Bank have also agreed to the following modifications of the credit facility pursuant to the extensions of the maturity date and forbearance period: (i) reduction of the inventory based borrowing limit by $40,000 each week commencing the week of January 28, 1999 and (ii) an increase in the interest rate to prime plus 5.0%. As of September 30, 1998, the Company had $990,000 additional borrowing availability under the revolving line of credit. The Company has received a term sheet from a financial institution in the amount of $4,000,000 to replace this expiring revolving line of credit. The Company believes that it will secure another such replacement financing arrangement in 1999. No assurance can be given that the Company will be able to complete the refinancing.

     (b) In June 1997, the Company negotiated a $60,000,000 combined credit facility through Village Farms International Finance Association ("VFIFA"), a non-profit cooperative formed by APD (the "VFIFA Facility"), with a bank (the "Lender"). The combined VFIFA Facility consists of a term loan, construction loan and revolving line of credit commitment. The proceeds from the borrowings under the VFIFA Facility are loaned by VFIFA to its members (the "Underlying Borrowers") which are all APD subsidiaries. APD has guaranteed all obligations under the VFIFA Facility. Advances under the VFIFA Facility are secured by the assets of APD, VFIFA and any Underlying Borrower. Borrowings under the VFIFA Facility line of credit become due on September 30, 1999; provided however, that such date will be automatically extended for successive 12 month periods unless on or before July 31, either the Company or the Lender elects to terminate the agreement. The maturity date of the term loan portion of the VFIFA Facility is July 31, 2010. Each construction loan advance under the VFIFA Facility becomes due within 16 months of the date of the first advance to the Underlying Borrower, subject to a 10 year extension under certain circumstances. The facility has restrictive covenants which limit certain distributions and impose certain financial covenants.

          On December 1, 1998, the Lender informed VFIFA and the Underlying Borrowers that they were not in compliance with certain terms and conditions of the VFIFA Facility. The events of default included (i) VFIFA's default on certain interest and administrative fee payments,
          (ii) the Underlying Borrowers were in principal and interest payment default with VFIFA and (iii) APD was in default on the financial covenant contained in the guaranty to the VFIFA Facility relating to a ratio of equity to senior long-term debt which required a minimum ratio of 25%. The letter of default referred to interest and fee defaults totaling approximately $1,004,000. Following the receipt of the letter, further debt service payment defaults occurred, including additional interest and principal payment defaults on December 31, 1998 for term loans. In December 1998, VFIFA began to make debt service payments to cure the defaults identified in the December 1, 1998 letter. The final installment of approximately $460,000 of these series of payments, totaling approximately $2,005,000 in the aggregate, was made on February 12, 1999, which brought

          VFIFA and the Underlying Borrowers into full principal and interest compliance under the VFIFA Facility. However, APD and the Underlying Borrowers still remain in violation of certain financial covenants. The VFIFA Facility Lender expressly stated in the December 1, 1998 letter of default that it was not exercising its right under the VFIFA Facility to accelerate payment of all outstanding amounts, however, they were reserving their right to do so. In addition, the Lender indicated that no further borrowings would be permitted under the VFIFA Facility until the defaults were cured. As a result, the entire amount outstanding under the Term Loans, $46,319,000, has been reflected in current portion of long-term debt and capital leases in the accompanying September 30, 1998 Consolidated Balance Sheet.

          The Company is currently seeking additional debt and equity financing in connection with its attempt to refinance a $21.6 million promissory notes which becomes due on June 30, 1999 (see Note 8 - Subsequent Events - Acquisition). In addition, APD and VFIFA are negotiating new terms to the existing VFIFA Facility that is intended to bring VFIFA and the Underlying Borrowers into compliance with all defaults. There can be no assurances that the Company will be able to negotiate more favorable terms for the VFIFA Facility, raise the necessary debt and equity for the refinancing or obtain an extension of the note.

6.   NET LOSS PER SHARE

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which makes certain changes to the manner in which earnings per share is reported. The adoption of this standard has required restatement of prior years' earnings per share.

     Dilutive securities had no effect on net loss per share for all periods reported. Any outstanding options and warrants would be anti-dilutive due to the net losses reported and, therefore, have been excluded from the computation of net loss per share.

7.   RESTATEMENT

     On September 30, 1998, the Company acquired APD pursuant to a merger transaction (see Note 2 - Merger). As a result of the finalization of the accounting for the Merger as a pooling of interests and certain adjustments identified as a result of an audit of APD as of and for the twelve months ended June 30, 1998, the Company is restating its Consolidated Statements of Operations for the Three Months Ended September 30, 1998, its Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998, and its Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 and 1997, as applicable. See EFFECTS OF THE RESTATEMENT in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A summary of the effects of the restatement on the Company's financial statements as of and for the Three Months Ended September 30, 1998 and 1997, and as of June 30, 1998, as applicable follows:

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except per share data
                                    Unaudited


                                                             Three Months Ended
                                                             September 30, 1998
                                                         ---------------------------
                                                                      As Previously
                                                         As Restated     Reported
                                                         -----------  --------------
Net revenue ............................................     $8,708      $8,711

Cost of revenue ........................................     10,032      10,423
                                                           --------    --------

Gross profit (loss) ....................................     (1,324)     (1,712)
                                                           --------    --------

Operating expenses:
   Research and development ............................        128         128
   Selling, general and administrative .................      3,671       3,884
                                                           --------    --------
         Total operating expenses ......................      3,799       4,012
                                                           --------    --------

Operating loss .........................................     (5,123)     (5,724)
                                                           --------    --------

Other income (expense):
   Interest, net .......................................       (946)     (1,240)
   Other, net ..........................................         26          61
                                                           --------    --------

         Total other expense, net ......................       (920)     (1,179)
                                                           --------    --------

Loss before income taxes, and minority interest ........     (6,043)     (6,903)
Provision for (benefit from) income taxes ..............         --          --
                                                           --------    --------

Loss before minority interest ..........................     (6,043)     (6,903)

Minority interest in net loss of consolidated limited
     partnerships ......................................      2,151       2,693
                                                           --------    --------

Net loss ...............................................    ($3,892)    ($4,210)
                                                           ========    ========

Net loss per share

Basic
     Net loss ..........................................     ($0.33)     ($0.36)
                                                           ========    ========
     Weighted average common shares outstanding ........     11,619      11,619
                                                           ========    ========

Diluted
      Net loss .........................................     ($0.33)     ($0.36)
                                                           ========    ========
      Weighted average common shares outstanding
          diluted ......................................     11,619      11,619
                                                           ========    ========

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         In thousands, except share data
                                    Unaudited

                                                                                  September 30,                   June 30,
                                                                                      1998                         1998
                                                                           ----------------------------   --------------------------
                                                                                          As previously                As Previously
                                                                           As Restated      Reported      As Restated     Reported
                                                                           -----------    ------------    ----------   -------------
                 ASSETS
Current assets:
    Cash and cash equivalents ..........................................      $  2,256       $  2,252       $  1,189     $  2,608
    Restricted cash ....................................................            --             --          2,500        2,500
    Short-term investments .............................................           385            385            533          533
      Accounts receivable ..............................................         2,497          2,546          6,809        6,949
    Inventories ........................................................         8,230          8,298          5,050        5,318
    Assets held for sale ...............................................         1,911             --          1,911           --
    Note receivable ....................................................         1,838             --          1,838           --
    Other current assets ...............................................         1,684          3,548          2,411        4,594
                                                                              --------       --------       --------     --------
      Total current assets .............................................        18,801         17,029         22,241       22,502
                                                                              --------       --------       --------     --------
Property, plant and equipment, net .....................................        55,057         57,024         53,136       50,568
Intangible assets, net .................................................         1,516          1,516          1,542        1,542
Other noncurrent assets ................................................         2,145          2,887          2,589        3,160
                                                                              ========       ========       ========     ========
           Total assets ................................................      $ 77,519       $ 78,456       $ 79,508     $ 77,772
                                                                              ========       ========       ========     ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
   Short-term borrowings ...............................................       $11,757       $ 11,757       $  7,148     $  5,191
   Current portion of long-term debt and capital leases ................        48,167          3,548          5,098        5,486
   Accounts payable ....................................................         7,289          7,289          5,080        6,895
   Accrued expenses and other current liabilities ......................         4,479          4,615          7,118        4,664
                                                                              --------       --------       --------     --------
      Total current liabilities ........................................        71,692         27,209         24,444       22,236
                                                                              --------       --------       --------     --------
Noncurrent liabilities:
    Long-term debt and capital leases, less current maturities .........         1,304         45,923         43,028       43,621
    Other long-term liabilities ........................................         2,308          2,668          4,387        2,964
                                                                              --------       --------       --------     --------
      Total noncurrent liabilities .....................................         3,612         48,591         47,415       46,585
                                                                              --------       --------       --------     --------
Minority interest in limited partnerships ..............................         6,127          6,949          7,277        8,641
Commitments and contingencies
Stockholders' investment:
    Preferred stock
      None issued and outstanding ......................................            --             --             --           --
    Common stock
      At September 30, 1998 and June 30, 1998, respectively ............           116            116            116          116

Additional paid-in capital .............................................        52,074         52,557         57,509       56,143
Accumulated deficit ....................................................       (56,111)       (56,975)       (57,259)     (55,955)
Unrealized gain on short-term investments ..............................             9              9              6            6
                                                                              --------       --------       --------     --------
      Total stockholders' investment (deficit) .........................        (3,912)        (4,293)           372          310
                                                                              --------       --------       --------     --------
           Total liabilities and stockholders' investment ..............      $ 77,519       $ 78,456       $ 79,508     $ 77,772
                                                                              ========       ========       ========     ========

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands
                                    Unaudited

                                                                                   September 30,                 September 30,
                                                                              ----------------------      -----------------------
                                                                                1998          1998          1997          1997
                                                                              --------      --------      --------      --------
                                                                                         As Previously                As Previously
                                                                             As Restated    Reported    As Restated     Reported
                                                                             ----------- -------------  -----------   -------------
Cash flows from operating activities:
   Net loss ................................................................   ($3,892)      ($4,210)        ($597)        ($597)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization .......................................     1,064         1,064           515           515
       Minority interest in net loss of consolidated limited
           partnerships ....................................................    (2,151)       (2,693)       (1,322)       (1,321)
       Foreign exchange loss ...............................................        98            98             4             4
       Gain on sale of investments .........................................        (2)           --            --            --
       Gain on sale of property, plant and equipment .......................        (3)           --            --            --
       Changes in current assets and liabilities:
            Accounts receivable, net .......................................     4,312         4,403           761           680
            Inventories ....................................................    (3,180)       (2,980)         (750)         (750)
            Other current assets ...........................................       727         1,238        (1,624)         (911)
            Accounts payable and accrued expenses ..........................      (528)          245         3,722         3,733
                                                                              --------      --------      --------      --------
       Net cash provided by (used in) operating activities .................    (3,555)       (2,835)          709         1,353
                                                                              --------      --------      --------      --------

Cash flows from investing activities:
   Purchases of property, plant and equipment ..............................    (2,769)       (7,275)       (7,051)       (8,371)
   Proceeds  from sales of short-term investments ..........................       153           151            --            --
   Proceeds from release of restricted cash ................................     2,500         2,500            --            --
   Decrease (increase) in other noncurrent assets ..........................       410            11           (95)          (95)
   Decrease in other noncurrent liabilities ................................    (2,079)           --        (6,961)           --
   Decrease in loan receivable .............................................        --            12            --            --
   Payments of long-term construction liabilities ..........................        --          (296)           --        (5,250)
   Proceeds from sale of property, plant and equipment .....................         7            --            --            --
                                                                              --------      --------      --------      --------
       Net cash used in investing activities ...............................    (1,778)       (4,897)      (14,107)      (13,716)
                                                                              --------      --------      --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt .............................................     3,297         3,297         5,846         8,113
   Proceeds from issuance of common stock ..................................         5             5            --            --
   Net borrowings (payments) under lines of credit .........................     4,609         6,566           374          (726)
   Payments on long-term debt and capital leases ...........................    (1,988)       (2,969)       (3,759)       (3,759)
   Debt issuance costs .....................................................      (123)         (124)         (409)         (856)
   Minority interest contributions to limited partnerships .................     1,000         1,001         2,975         9,391
   Distributions to stockholders of APD's S Corporations ...................      (400)         (400)         (110)         (110)
                                                                              --------      --------      --------      --------
        Net cash provided by financing activities ..........................     6,400         7,376         4,917        12,053
                                                                              --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents ...........................     1,067          (356)       (8,481)         (310)
Cash and cash equivalents at beginning of period ...........................     1,189         2,608         9,599         2,178
                                                                              ========      ========      ========      ========
Cash and cash equivalents at end of period .................................    $2,256        $2,252        $1,118        $1,868
                                                                              ========      ========      ========      ========

Total unrestricted and restricted cash, cash equivalents and  short-term
   investments at end of period ............................................    $2,641        $2,637        $4,901        $5,650
                                                                              ========      ========      ========      ========

   Supplemental cash flow information Cash paid for:
       Interest ............................................................    $1,146          $821          $576          $576
       Income taxes ........................................................         3             3            28            28


   Non-cash investing and financing activities:
         Acquisition of equipment under capitalized leases .................        36            36            20            20

8.   SUBSEQUENT EVENTS


(a)  Pocono Village Farms, L.P. Operations

     In June 1998, a tornado damaged approximately 10% of the Pocono Village Farms, L.P. ("PVF") greenhouse which resulted in structural damage to the greenhouse and damage to the growing crop. The Company received $425,000 in insurance proceeds for the damage to the greenhouse. PVF did not maintain insurance for crop damage. As a result of the event, approximately $120,000 of losses were incurred and recorded in other expense, net in the Company's
Consolidated Statement of Operations for the year ended June 30, 1998. The Company is endeavoring to sell the greenhouse property. Estimated costs of approximately $500,000 to be incurred through the sale date have been accrued by the Company. The assets, totaling $1,911,000, have been disclosed as held for sale in the accompanying September 30, 1998 Consolidated Balance Sheet. Following the tornado event, PVF's lender demanded $750,000 in replacement collateral and demanded that the $425,000 of insurance proceeds be used to pay down PVF's outstanding debt. PVF remains in violation of a financial covenant of the PVF loan and as such the entire outstanding loan balance of $840,000 as of September 30, 1998 remains classified in the current portion of long-term debt and capital leases in the accompanying September 30, 1998 Consolidated Balance Sheet.

(b)  Acquisition

     On December 30, 1998, the Company acquired from Cogentrix Delaware Holdings, Inc. ("Cogentrix") all of the outstanding capital stock of each of Cogentrix Greenhouse Investments, Inc.; Cogentrix of Fort Davis I, Inc.; Cogentrix of Pocono, Inc.; Cogentrix of Marfa, Inc. and Cogentrix of Buffalo, Inc. (collectively the "Acquired Companies") which were 50% partners with the Company in limited partnerships that operate four of the Company's greenhouse operations, for 1,000,000 shares of EcoScience common stock and a $20,600,000 note bearing interest at a rate of 11.25% per annum, which was originally due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999 for $1,000,000. The notes are secured by all of the outstanding capital stock of APD and the Acquired Companies. EcoScience is currently seeking additional debt and equity financing to fulfill this obligation. If the Company is not successful in refinancing the $21,600,000 notes, it will seek an extension of the due date to the notes. There can be no assurances that EcoScience will be successful in these efforts.

     As a condition to the acquisition, EcoScience agreed to register the 1,000,000 shares of common stock for public sale by June 15, 1999. In the event the stock is not registered by June 15, 1999, EcoScience may be required, at the election of Cogentrix, to repurchase the 1,000,000 shares from Cogentrix at a price equal to the greater of $4.00 or the market price the day prior to the repurchase demand, as provided.

     Additional consideration given in the transaction is as follows: (i) termination of an Option Agreement with Cogentrix, in which APD granted to
Cogentrix certain rights to participate in future projects involving the development, acquisition, owning of or operating by APD of any greenhouse facility at which fruit or vegetables are to be grown, as defined; (ii) Cogentrix assigned and contributed its note receivable of $643,000 along with its accrued interest, due from APD to Cogentrix Greenhouse Investment, Inc. and
(iii) one of the greenhouse limited partnerships cancelled its note receivable due from Cogentrix in the amount of $1,838,000, along with accrued interest. Following the cancellation and the acquisition of the Acquired Companies by EcoScience, Cogentrix Greenhouse Investment, Inc. issued a promissory note payable to that greenhouse limited partnership in the same amount.

(c)  Sale of PostHarvest Equipment Division

     On February 1, 1999, the Company's postharvest equipment division of its wholly owned subsidiary Agro Dynamics, Inc., which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment, was sold to Autoline, Inc.. Autoline Inc. and Aweta B.V. are both wholly owned subsidiaries of FPS Food Processing Systems of Holland. Sales of this division were $4,596,000, $5,519,000 and $2,783,000 in fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction will not result in a material gain or loss and will not have a material impact on the Company's financial position or results or operations.

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

     On September 30, 1998, the Company acquired Agro Power Development, Inc. ("APD") pursuant to a merger transaction (see below). As a result of the finalization of the accounting for the Merger as a pooling of interests and certain adjustments identified as a result of an audit of APD as of and for the twelve months ended June 30, 1998, the Company is restating its Consolidated Statements of Operations for the Three Months Ended September 30, 1998, its Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998, and its Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 and 1997, as applicable (see Note 7 - Restatement, and EFFECTS OF THE RESTATEMENT, below).

General

     EcoScience is engaged in the production, technical marketing, sales, development and commercialization of products and services for the following major markets: (i) intensive agriculture; (ii) specialty agriculture; (iii) postharvest fruits and vegetables; and (iv) biological insect control for households and industry.


     Merger with Agro Power Development, Inc.

     On September 30, 1998, the Company issued 9,421,487 shares of the Company's common stock, $0.01 par value, to the holders of the common stock of APD, a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company (the "Merger"). The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain shareholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the Merger, the stockholders of APD owned approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

     The Merger has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of EcoScience and APD. Through September 30, 1998, the Company incurred $1,190,000 or $0.10 per diluted share of merger related costs, which were charged to operations during the three months ended September 30, 1998.

     The companies combined to form an integrated, environmentally focused, consumer products driven agri-business, capitalizing on its expertise in naturally derived food technologies, intensive production and marketing of high value, quality fresh produce, innovative bio-rational pest and disease control technologies, and sophisticated growing and postharvest systems and products. The Company is committed to improving the quality of its products by bridging nature, technology and the environment, utilizing the highest standards. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth and the operating level needed to accelerate revenue growth and increase shareholder value.

     Acquisition

     On December 30, 1998, the Company acquired from Cogentrix Delaware Holdings, Inc. ("Cogentrix") all of the outstanding capital stock of each of Cogentrix Greenhouse Investments, Inc.; Cogentrix of Fort Davis I, Inc.; Cogentrix of Pocono, Inc.; Cogentrix of Marfa, Inc. and Cogentrix of Buffalo, Inc. (collectively the "Acquired Companies") which were 50% partners with the Company in limited partnerships that operate four of the Company's greenhouse operations, for 1,000,000 shares of EcoScience common stock and a $20,600,000 note bearing interest at a rate of 11.25% per annum, due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999 for $1,000,000. The note is secured by all of the outstanding capital stock of APD and the Acquired Companies. EcoScience is currently seeking additional debt and equity financing to fulfill this obligation. If the Company is not successful in refinancing the $21,600,000 note, it will seek an extension of the due date to the note. There can be no assurances that EcoScience will be successful in these efforts.

     As a condition to the acquisition, EcoScience agreed to register the 1,000,000 shares of common stock for public sale by June 15, 1999. In the event the stock is not registered by June 15, 1999, EcoScience may be required, at the election of Cogentrix, to repurchase the 1,000,000 shares from Cogentrix at a price equal to the greater of $4.00 or the market price the day prior to the repurchase demand, as provided.

     Additional consideration given in the transaction is as follows: (i) termination of an Option Agreement with Cogentrix, in which APD granted to Cogentrix certain rights to participate in future projects involving the development, acquisition, owning of or operating by APD of any greenhouse facility at which fruit or vegetables are to be grown, as defined; (ii) Cogentrix assigned and contributed its note receivable of $643,000 along with its accrued interest, due from APD to Cogentrix Greenhouse Investment, Inc. and
(iii) one of the greenhouse limited partnerships cancelled its note receivable due from Cogentrix in the amount of $1,838,000, along with accrued interest.
Following the cancellation and the acquisition of the Acquired Companies by EcoScience, Cogentrix Greenhouse Investment, Inc. issued a promissory note payable to that greenhouse limited partnership in the same amount.

     Sale of PostHarvest Equipment Division

     On February 1, 1999, the Company's postharvest equipment division of its wholly owned subsidiary Agro Dynamics, Inc., which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment was sold to Autoline, Inc.. Autoline Inc. and Aweta B.V. are both wholly owned subsidiaries of FPS Food Processing Systems of Holland.

Sales of this division were $4,596,000, $5,519,000 and $2,783,000 in fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction will not result in a material gain or loss and will not have a material impact on the Company's financial position or results or operations.

     Election to Change Fiscal Year

     The Company has elected to change its Fiscal Year from the 12 month period ending June 30 to a 52/53 week fiscal year. The new fiscal year end date will be the Sunday nearest December 31 of each year. For the six month transition period, the fiscal year end date will be January 3, 1999.

     Intensive agriculture

     Through the Merger with Agro Power Development, Inc., and by virtue of APD becoming a wholly owned subsidiary, EcoScience is now additionally and primarily engaged in the production and marketing of greenhouse grown premium vegetables, specifically beefsteak tomatoes, cluster on-the-vine tomatoes, and colored bell peppers.

     The Company is, in terms of total acreage controlled by a single entity, the largest producer and marketer of premium quality, greenhouse grown tomatoes in the United States. APD develops, constructs and operates highly intensive agricultural greenhouse projects, and markets and sells the vegetable production of these facilities, as well as, fresh vegetables produced by other greenhouse growers under its Village Farms(R) brandname, as a consumer product, primarily to retail supermarkets and dedicated wholesale distribution companies. In calendar 1998, APD estimates that it sold approximately 47.8 million pounds of tomatoes grown at APD greenhouses, and sold approximately an additional 4.3 million pounds of tomatoes under APD's Village Farms(R) and Home Choice(TM) brand names pursuant to marketing arrangements with third party producers. The tomato poundage sold by APD is estimated at approximately 0.95% of the fresh tomatoes sold in the United States in calendar 1998.

     APD currently operates seven greenhouse facilities in the United States, including one facility which is currently under construction and approximately 60% complete. If the construction of the new facility is completed according to plan, APD's greenhouse facilities will represent approximately 217 acres (9,443,000 square feet) of growing capacity. Three of these facilities, each of which has, and the one currently under construction which is expected to have, approximately 41 acres of growing capacity, will all be among the largest greenhouses in the United States. By producing, harvesting, packaging and directly marketing all of its products, APD eliminates numerous intermediaries, such as, repackers, brokers and wholesalers utilized by traditional field producers of fresh vegetables. In order to develop additional sources of supply and revenue, APD has entered into agreements to market and sell fresh vegetables produced by three other greenhouse operations, which currently comprise a total of approximately 66 acres. If these marketing arrangements remain in effect, and if its new greenhouse is completed according to plan, APD will control the marketing of approximately 283 acres (approximately 12,317,000 square feet) of greenhouse vegetable production.

     The Company experienced significant growth during the first six months of calendar year 1998, particularly in the Intensive Agriculture division, represented by APD. During this period, APD completed construction and started operations in approximately 101 additional acres of greenhouse production in beefsteak (42 acres) and cluster on-the-vine (59 acres) tomatoes. This increase in acreage represents an approximate 137% increase in production capacity over the 73.5 production acres for calendar 1997. In addition, APD began construction on an additional 41 acre greenhouse to grow and sell colored bell peppers. The first 26 acres of this greenhouse ("Presidio Phase I Project") went into operation in October 1998, thereby increasing production capacity by approximately 173% for calendar 1998 as compared to calendar 1997. Increases in sales and revenues always lag increases in production capacity, but expenses for start-up, infrastructure and personnel occur in advance of revenues. The operating results for the quarter ended September 30, 1998 reflect a significant portion of these expenses in advance of anticipated revenues.

     The timing of the additional 101 acres that started production in April and May of 1998 came at a time when market prices were on the decline due to the approaching summer production season. In addition, this crop cycle began imposing on the readying period for the greenhouses' next and normal crop starting cycle, and consequently, the growing cycle was abbreviated by management to shift to a normal crop cycle. These circumstances prevented the Company from recovering all of the up-front crop expenditures in an abbreviated first crop production cycle and harvest period, which correspondingly, reduced revenue generation. The crop cycle of the Virginia facility, a 42 acre start-up, was adversely impacted by the failure of the lessor of the facility to obtain approval of its lenders for the expansion and conversion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in its planned growing cycle, which delayed production beyond the favorable winter pricing period. In addition, the Company subsequently elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and began a new crop which it could harvest in December 1998, when the higher winter pricing would be available. Also, the new New York greenhouse had construction delays and was late in installing infrastructure and required systems, all further adversely impacting the Company's operating performance. These decisions and circumstances increased operating costs during the quarter ended September 30, 1998 and limited revenue generation.

     The Company's believes that its greenhouse operations are all currently on the optimal production schedule for the first time in Company history, and when compared with prior years results when three of seven operations were out of optimal production cycle (101 of the 175 acres in operation). The Company anticipates realization of the benefits of increased production and sales, consistent with the addition of its production capacity during 1998, to begin in the quarter ended January 3, 1999.

     Specialty Agriculture

     The Company engineers, designs, markets and distributes sophisticated growing systems and services to the intensive farming, horticultural and plant nursery market in the United States, Canada, Mexico and the Caribbean. The Company's primary products for this market are: (i) advanced growing systems based on Stonewool(R) inert growing medium, manufactured by Grodania A/S; (ii) computerized environmental, irrigation and fertilization control systems manufactured by H. Hoogendoorn Automation B.V.; and (iii) multiple greenhouse consumable products.

     PostHarvest Fruits and Vegetables

     The fruit and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. The Company provides equipment, coatings and disease control products to the fruit and vegetable packing markets. The Company's primary products for this market are coatings and disease control products for the protection of fruits and vegetables in storage and transit to market including PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC, and the BioSave(R) PostHarvest BioProtectant line of natural biological products.

     Prior to the sale of its postharvest equipment division in February 1999, the Company also sold sorting, grading and packing systems for produce packers (primarily apple) manufactured by Aweta, B.V. (see Note 8 - Subsequent Events - Sale of PostHarvest Equipment Division).

     Biological Insect Control

     In the biological insect control market, the Company, together with its collaborative partners, has been focused on developing and selling cost effective bio-insecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities. The Company's primary product for this market is Bio-Blast(R) Biological Termiticide ("Bio-Blast"), a unique biological pest control product manufactured by EcoScience.

     The Company sells Bio-Blast for use in household and industrial applications through a marketing collaboration with Terminix International Company L.P. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix. Additionally, EcoScience has initiated an extensive testing, development and marketing program with Maruwa BioChemical Co., Ltd. for biological products in Japan. The Company commenced shipments of Bio-Blast to Maruwa in fiscal 1997.

     Technology

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

     Primary Revenue Sources

     The Company derives most of its revenues from the sale of: (i) greenhouse grown vegetables to retail supermarkets and dedicated wholesale distribution companies; (ii) growing medium products to the North American intensive farming, horticulture and plant nursery industries; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere. Prior to the sale of the Company's postharvest equipment division to Aweta, B.V., in February 1999, the Company had also derived revenues from the sale of sorting, grading and packing systems to the produce packing industry.


RESULTS OF OPERATIONS

                    Three Months Ended September 30, 1998 vs.
                      Three Months Ended September 30, 1997

     The Company's net revenues increased by $1,387,000 or 19% to $8,708,000 for the three months ended September 30, 1998 from $7,321,000 for the same period in 1997. This increase was primarily due to the increases in product sales in the Intensive Agriculture greenhouse vegetable market of $635,000, PostHarvest Fruits and Vegetables market of $550,000 and the Specialty Agriculture market of $202,000.

The following table sets forth the Company's net revenues by market for the three months ended September 30, 1998 and 1997:

                                               Three Months Ended September 30,
                                              ---------------------------------
                                                                      Increase
(In thousands)                                 1998        1997      (Decrease)
                                              ------      ------     ----------

Intensive Agriculture ......................  $4,557      $3,922        $635
Specialty Agriculture ......................   2,278       2,076         202
PostHarvest Fruits and Vegetables ..........   1,873       1,323         550
Biological Insect Control ..................      --          --          --
                                              ------      ------      ------

Consolidated ...............................  $8,708      $7,321      $1,387
                                              ======      ======      ======

     In April 1998, Aweta B.V. sustained fire damage to its manufacturing facility and certain contents therein. As a result of the fire, there was a delay in the shipment and installation of certain sorting, grading and packing equipment with the primary effect being a shifting of revenue and corresponding operating profits from the quarters ended June 30, 1998 and September 30, 1998 to the quarter ended January 3, 1999. The Company has attempted to balance the effects of the temporary decrease in Aweta's production capacity and the Company's customers' installation and production requirements. The result of the postponement of shipments caused by the fire had an adverse effect on the Company's operating results for the quarter ended September 30, 1998; however, in those periods where delivery is expected to be made, there will be a favorable impact on operating results.

     Cost of revenues increased $3,471,000 or 53% to $10,032,000 for the three months ended September 30, 1998 from $6,561,000 for the same period in 1997, primarily due to increases at the Intensive Agriculture division, represented by APD, where cost of revenues increased $2,777,000 or 69% to $6,801,000 for the three months ended September 30, 1998 from $4,024,000 for the same period in 1997. The increase in cost of revenues at the Intensive Agriculture division was primarily due to the significant growth in production capacity during 1998 associated with the three new facilities in Virginia, Texas and New York, where crop cycle adjustments initiated by the Company and certain construction delays referred to above, combined for substantially all of the increase in cost of goods sold. The other causes of the increase in cost of revenues were primarily due to sales increases and changes in product mix.

     Gross profit on net revenues decreased $2,084,000 to a gross loss of $1,324,000 for the three months ended September 30, 1998 from $760,000 in gross profit for the same period in 1997; while gross profit percentage on product sales decreased to a 15% gross loss for the three months ended September 30, 1998 from a 10% gross profit for the same period in 1997. The decrease in gross profit percentage was primarily due to start-up costs in the Intensive Agriculture division. The gross loss for the Intensive Agriculture division, represented by APD greenhouse vegetables, increased $2,143,000 to $2,244,000 for the three months ended September 30, 1998 from a gross loss of $101,000 for the same period in 1997, primarily due to the start-up issues encountered at the three new greenhouses in Virginia, Texas and New York. These facilities combined for a total $1,873,000 of the increase in gross loss. Gross loss on the new greenhouse facilities was higher than anticipated because of the timing of and delays relating to construction completion, and because, production start-up did not coincide with the optimal crop cycle (seed, plant, grow, harvest) of these facilities during the first year of operations. Consequently, the Company abbreviated the crop cycles at these facilities to shift them to optimal crop cycles for future periods. Therefore, the up-front costs (the seeding, planting and associated labor costs) were spread across lower production and sales due to the abbreviated growing cycle and, as a result, significantly lowered gross profits from the production from these facilities. The Company believes that all greenhouse operations are currently on their optimal crop cycles and the Company expects gross profits to improve, as a result of the allocations of costs of production over greater production volumes resulting from a full crop cycle at each facility.

     In addition, the Intensive Agriculture division experienced higher cost of revenues and lower total revenues on the crop of the 101 acre facilities, as a result of the decision to abbreviate the crop cycle in the quarter ended September 30, 1998. The crop cycle of the Virginia facility, a 42 acre start-up, was also adversely impacted by the failure of the lessor of the facility to obtain approval of its lenders for the expansion and conversion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in its planned growing cycle, which delayed production beyond the favorable winter pricing period. The Company subsequently elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and began a new crop which it could harvest in December 1998, when the higher winter pricing would be available. Also, the new New York greenhouse had construction delays and was late in installing infrastructure and required systems, all further adversely impacting the Company's operating performance. These decisions and circumstances increased operating costs during the quarter ended September 30, 1998 and limited revenue generation.

     Research and development expenses increased $28,000 or 28% to $128,000 for the three months ended September 30, 1998 from $100,000 for the same period in 1997, primarily due to increases in personnel and related costs. The Company has and will continue to incur ongoing research and development expenses for its Bio-Save PostHarvest BioProtectant, Bio-Blast Biological Termiticide and other select programs.

     Selling, general and administrative expenses increased $1,460,000 or 66% to $3,671,000 for the three months ended September 30, 1998 from $2,211,000 for the same period in 1997, primarily due to non-recurring merger costs of $1,190,000 or $0.10 per diluted share incurred through September 30, 1998, increases in personnel and related costs to support increased levels of business activity, and the addition of personnel and related costs in advance of revenue generation to support increased production capacity and corresponding future sales levels in the Intensive Agriculture division.

     Operating loss increased $3,572,000 to $5,123,000 for the three months ended September 30, 1998 compared to a $1,551,000 operating loss for the same period in 1997. The increase in operating loss resulted primarily from a $2,084,000 decrease in gross profit for the three months ended September 30, 1998 compared to the same period in 1997, and a $1,488,000 increase in operating expenses.

     Other expense, net increased by $483,000 to $920,000 for the three months ended September 30, 1998 compared to $437,000 for the same period in 1997, primarily due to increased interest expense of $488,000, reflecting the higher level of debt outstanding during the three months ended September 30, 1998 compared to the same period in 1997.

     For the three months ended September 30, 1998, there was no benefit from income taxes compared to a $69,000 benefit for the same period in 1997.

     Minority interest in the net loss of the consolidated limited partnerships increased by $829,000 to $2,151,000 for the three months ended September 30, 1998 compared to $1,322,000 of minority interest in the net loss of the consolidated limited partnerships for the same period in 1997.

     The Company's net loss increased $3,295,000 or $0.28 per diluted share to $3,892,000 or $0.33 per diluted share for the three months ended September 30, 1998 compared to a loss of $597,000 or $0.05 per diluted share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, minority interest holders' investments in consolidated limited partnerships and loans, licensing, collaborative research and development arrangements, and investment income.

     Cash and cash equivalents were $2,256,000 at September 30, 1998 compared to $1,189,000 at June 30, 1998. Unrestricted and restricted cash, cash equivalents
and  short-term   investments
in consolidated limited partnerships totaled $2,641,000 at September 30, 1998 compared to $4,222,000 at June 30, 1998. Cash used in operating activities totaled $3,555,000 for the three months ended September 30, 1998 and principally consisted of a net loss of $3,892,000, minority interest in the net loss of the consolidated limited partnerships of $2,151,000 and an increase in inventory of $3,180,000; partially offset by a decrease in accounts receivable of $4,312,000, and depreciation and amortization of $1,064,000. Cash provided by financing activities totaled $6,400,000 for the three months ended September 30, 1998, which consisted principally of proceeds from long term debt of $3,297,000, net borrowings under lines of credit of $4,609,000 and minority interest contribution to a consolidated limited partnership of $1,000,000; partially offset by payments of long-term debt and capital leases of $1,988,000, and S Corporation stockholder distributions of $400,000 (prior to the merger, APD was taxed as a S Corporation, which required this distribution for payment of related taxes by the APD shareholders). Cash used in investment activities for the three months ended September 30, 1998 totaled $1,778,000, which consisted principally of purchases of property and equipment of $2,769,000, associated with the construction of an additional 26 acre greenhouse facility, and a decrease in non-current liabilities of $2,079,000; partially offset by a release of restricted cash of $2,500,000, which partially paid down debt in the amount of $1,500,000. The Company's working capital and current ratio were
($52,891,000) and 0.26 to 1, respectively, at September 30, 1998 compared to ($2,203,000) and 0.91 to 1, respectively, at June 30, 1998.

     The Company is experiencing a significant short term liquidity shortfall primarily due to (i) the production start-up issues encountered at and crop cycle adjustments of the approximate 127 acres of additional greenhouse production capacity in its Intensive Agriculture division, discussed above, and
(ii) the need to refinance its $21,600,000 promissory notes that are due on June 30, 1999 (see Note 8 - Subsequent Events - Acquisition) and its $3,000,000 line of credit, the extended due date for which is March 31, 1999 (see Note 5 -
Debt). Additionally, the Company did not make certain interest and principal payments due to its primary lender beginning on October 20, 1998, which constituted default, as well as being in default on financial covenants with its lenders (see Note 5 - Debt). In February 1999, the Company cured its payment defaults with its primary lender. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and in February 1999 has substantially paid most other vendors whose payments were delayed.

     The Company expects production and sales, and correspondingly, cash flow to improve in the first two quarters of calendar 1999. While the liquidity position of the Company is critical, Company management has been in close contact with major suppliers and its lenders, and the parties are working cooperatively together to manage this short term cash flow shortfall. The Company is, as well, actively seeking the refinancing of its $21,600,000 promissory notes and its $3,000,000 revolving line of credit. If the Company is not successful in refinancing the $21,600,000 notes, it will seek an extension of the due date to the notes. The Company has received a term sheet from a financial institution in the amount of $4,000,000 to replace its expiring revolving line of credit. The Company believes that it will secure another such replacement financing arrangement in 1999 for the revolving line of credit. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension of the notes or that the Company's creditors will not attempt to enforce legal remedies available to them.

     Debt increased by $5,954,000 to $61,228,000 at September 30, 1998 compared to $55,274,000 at June 30, 1998. The increase was due primarily to the financing of Village Farms of Presidio L.P., a subsidiary of APD, greenhouse project Phase I and seasonal working capital financing needs at September 30, 1998.

     The Company expects to incur administrative, business development and commercialization expenditures in the future as it advances the development, manufacturing and marketing of its Bio-Blast and Bio-Save products, and other select development programs in its bio-technology operations. In addition, the Company expects to incur incremental costs associated with its plans to expand productive capacity and product lines offerings. The Company may also use cash to acquire technology, products or companies that support the strategy of the Company.

     The Company believes that its $2,256,000 of cash and cash equivalents and $385,000 of short-term investments as of September 30, 1998, along with revenues from product sales, and funds available under our revolving lines of credit, $3,322,000 as of September 30, 1998 (as of March 6, 1999, funds available under our lines of credits are $107,000; due to the Company's continued financial covenant default on debt due to the Company's primary lender, the Company is prohibited from obtaining further advances under that credit facility until that default is cured) will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through September 30, 1999, provided that the Company can resolve its short term cash flow shortfall and refinance its $21,600,000 promissory notes due on June 30, 1999 and its $3,000,000 line of credit due March 31, 1999. The Company will need to raise additional funds to finance its ongoing operations, current debt obligations and expected growth after September 30, 1999. The Company is currently endeavoring to raise debt and equity financing, and is considering restructuring its senior credit facility with its lenders. In addition, if the Company is not successful in refinancing the $21,600,000 notes, it will seek an extension of the due date to the notes. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension of the notes, the Company's creditors will not attempt to enforce legal remedies available to them or that the Company can restructure its senior credit facility.

EFFECTS OF THE RESTATEMENT


     As described above (see RESTATEMENT, and Note 7 - Restatement), the Company has restated certain financial results, the primary effects of which are as follows:

     Effects on the Consolidated Statement of Operations for the Three Months
                             Ended September 30, 1998
     ---------------------------------------------------------------------------

     Gross loss decreased $388,000 to a gross loss of $1,324,000, primarily as a result of a reduction of cost of revenue of $391,000 to $10,032,000, which principally resulted from adjustments which reduced the value of inventory as of June 30, 1998 and accrual of certain inventory costs as of June 30, 1998, originally recorded in the quarter ended September 30, 1998. Gross loss percentage decreased by approximately 4% to a 15% gross loss, primarily as a result of these adjustments.

     Selling, general and administrative expenses decreased by $213,000 to $3,671,000 and interest expense, net decreased by $294,000 to $946,000, both expense reductions were primarily due to accruals of costs as of June 30, 1998, originally recorded in the quarter ended September 30, 1998. Minority interest in the net loss of the consolidated limited partnerships decreased by $542,000 to $2,151,000, primarily as a result of the net of the adjustments described above. Net loss decreased by $318,000 or $0.03 per diluted share to a net loss of $3,892,000 or $0.33 per diluted share.

          Effects on the September 30, 1998 Consolidated Balance Sheet
     ---------------------------------------------------------------------------

     The Company classified $1,911,000 as assets held for sale, originally recorded as property, plant and equipment, net, as a result of the Company's endeavors to sell one of its greenhouse facilities (See Note 8 - Subsequent Events - Pocono Village Farms, L.P. Operations). In addition, the Company classified $1,838,000 as a note receivable, originally recorded as other current assets; which was the primary cause of the reduction of other current assets of $1,864,000 to $1,684,000. Due to the Company being in default on its debt owed to its primary lender, the Company classified $44,488,000 as current portion of long-term debt and capital leases, originally recorded as long-term debt and capital leases, less current maturities (see Note 5 - Debt).

             Effects on the June 30, 1998 Consolidated Balance Sheet
     ---------------------------------------------------------------------------

     Cash and cash equivalents decreased by $1,419,000 to $1,189,000 and accounts payable decreased $1,815,000 to $5,080,000, primarily as a result of the recording of disbursements at June 30, 1998. The Company classified $1,911,000 as assets held for sale and $1,838,000 as a note receivable for the same reason cited as of September 30, 1998, above. Other current assets decreased by $2,183,000 to $2,411,000, primarily as a result of the classification of $1,838,000 as a note receivable. Property, plant and equipment, net increased $2,568,000 to $53,136,000, net of the $1,911,000 classification of assets held for sale, primarily due to construction cost accruals identified. Short-term borrowings increased $1,957,000 to $7,148,000, accrued expenses and other current liabilities increased $2,454,000 to $7,118,000, other non-current liabilities increased $1,423,000 to $4,387,000, and minority interests in limited partnerships decreased by $1,364,000 to $7,277,000, primarily as a result of adjustments and accruals identified. Accumulated deficit increased by $1,304,000 to a deficit of $57,259,000 and additional paid-in capital increased by $1,366,000 to $57,509,000, primarily as a result of the reclassification of APD and certain APD subsidiaries to C Corporation from S Corporation status.

           Effects on the Consolidated Statement of Cash Flows for the
                      Three Months Ended September 30, 1997
     ---------------------------------------------------------------------------

     As a result of an audit of APD as of and for the twelve months ended June 30, 1998, certain adjustments were made to the Company's pooled
     Consolidated Balance Sheet as of June 30, 1997, which effected the Consolidated Statement of Cash Flows for the Three Months Ended September 30, 1997.

SEASONALITY

     The timing of the Company's operating revenues may vary as a result of the seasonal nature of our businesses. In addition, operating revenues may be affected by the timing of new production capacity, crop cycles, crop yields, new product launches, acquisitions, sales orders, sales product mix and other economic factors. Operating revenues may be concentrated in the first and second calendar quarters as a result of the Company's and the North American growing and harvesting seasons. The Company believes that the historical trend in revenues is such that revenues for the first and second calendar quarters of each year are generally higher than the revenues in the third and fourth calendar quarters; although, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

FULFILLMENT  OF  NASDAQ  LISTING  REQUIREMENTS

     The National Association of Securities Dealers, Inc., has among its continued listing requirements three criteria, fulfillment of any one of which qualifies an issuer for continued listing on the Nasdaq SmallCap Market. An issuer must have (i) net tangible assets of at least $2,000,000; (ii) a market capitalization of at least $35,000,000; or (iii) net income for the last fiscal year or for two of the last three fiscal years of at least $500,000.

     Results for the period ended September 30, 1998, indicate that the Company no longer meets the net tangible assets test. In addition, the Company does not meet the minimum net income test. As of March 12, 1999, 12,619,264 shares of the Company's Common Stock were outstanding. The reported closing price of the Company's Common Stock on March 12, 1999 was $3.00, resulting in a market capitalization of approximately $37,858,000. It is possible that the Company may not be able to maintain the required level of market capitalization due to possible fluctuations in the market price for its Common Stock, which may result in Nasdaq's delisting of the Common Stock from the Nasdaq SmallCaps Market.

YEAR  2000

     The Company has initiated an in-house assessment of Year 2000 ("Y2K") issues as they relate to the Company's information technology ("IT") and non-IT systems. The

Company has completed its assessment of all computer hardware. The Company has determined that 95% of the Company's hardware is free of Year 2000 problems. The Company estimates that the replacement cost of non-compliant computer hardware will be approximately $10,000. This amount is budgeted for the second quarter of calendar 1999. The Company expects that all computer hardware will be fully compliant by September 1, 1999.

     The Company has identified six software applications critical to the Company's operations. All such packages were purchased from third-party vendors. Four software applications comprise the Company's accounting applications. The software vendors for two of these applications have certified the packages to be Y2K compliant. The other two applications shall be Y2K compliant by the end of the second quarter of calendar 1999. The Company is in the process of creating test plans for all accounting applications. The Company expects to complete such compliance testing by July 31, 1999.

     The Company's assessment of software applications relating to communications with business partners is 50% complete. All such applications assessed to date are Y2K compliant. The Company expects to complete its assessment of such applications by the end of the second quarter of calendar 1999. The Company's remaining critical software applications relate to the operations of the Company's greenhouse facilities. The Company is awaiting a Y2K assessment and certification from the third party vendors who maintain such software. Such assessment and the resulting certification or maintenance is scheduled for completion by the end of the second quarter of calendar 1999.

     In addition to the above referenced IT systems, the Company is currently assessing its non-IT systems including its telecommunications and security systems. This assessment of non-IT systems is 85% complete. To date, the Company has discovered no Y2K problems. The Company expects that all non-IT systems shall be Y2K compliant by the end of the second quarter of 1999.

     The Company has contacted all of its critical vendors and customers, and has provided each such vendor and customer with a questionnaire relating to its respective Y2K compliance. To date, the Company has received completed questionnaires relating to approximately 15% of such vendors and customers. Vendors or customers that have not returned a completed questionnaire will be pursued for a response. Upon its receipt of the remaining questionnaires, the Company, with appropriate participation by each of its divisions, shall create a Y2K contingency plan which will provide for vendor supply and customer base adaptations necessitated by Y2K non-compliance by such parties.

     To date, the only anticipated Y2K costs to the Company will relate to the replacement of non-compliant computer hardware and upgrades of software. The cost of upgrading current software to become Y2K compliant is expected to be less than $10,000. The Company does not expect to incur Y2K assessment and compliance costs, as such assessments and compliance are performed by Company personnel.

     The Company's primary risks relating to Y2K non-compliance consist of its dependence upon computer hardware and software, its highly computerized greenhouse facilities, and its dependence upon various transportation vendors to move the Company's products to market. As discussed previously, the Company believes that the risks associated with computer hardware and software will be minimal. The Company's potential risks associated with its computerized greenhouse operations are extensive. The greenhouse facilities utilize computers to control water, sunlight, carbon dioxide and temperature. The costs of non-compliant control systems would be considerable. The Company is currently working with the vendors of such control systems to assess and correct any possible Y2K related problems. The Company expects that the costs to the Company of such assessment and correction will be minimal, as the Company's vendors are expected to provide any necessary Y2K corrections at minimal cost to the Company. Finally, the Company's trucking contractors are among those surveyed for Y2K compliance. The Company will assess the risks associated with noncompliance among those contractors and will provide for the use of alternative transportation sources in its Y2K contingency plan as necessary.

FORWARD  LOOKING  STATEMENTS

     This report contains forward looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, that are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in such forward looking statements. Such risks and uncertainties include those described in the Company's filings with the Securities and Exchange Commission and elsewhere in this report and include, but are not limited to regulatory uncertainty, level of demand for the Company's products and services, product acceptance, industry wide competitive factors, seasonality factors, timing of completion of major equipment projects, political, economic or other conditions, and the results of the merger in terms of achieving effective operations, market acceptance and corporate position. Furthermore, market trends are subject to changes which could adversely affect future results. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's view only as of the date of this report. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward looking statements that we may make to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The Merger may affect the following  aspects of the  Company's  operations:
(i) changes in the Company's debt to equity ratio; (ii) costs associated with the transaction and restructuring changes; (iii) market risk; and (iv) credit risk.

     The  Merger  changed  the  Company's  debt to equity  ratio  from  minor to significant, which could expose the Company to, among other things, risks associated with interest rate fluctuations. Based on the consolidated balance sheet as of September 30, 1998, the Company is highly leveraged as a result of debt levels and the stockholders deficit of $3,912,000. Additional and unanticipated expenses may be incurred relating to the integration of the businesses of the Company and APD, including sales and marketing, and administrative functions. Although the Company and APD expect that the elimination of duplicative expenses, as well as other efficiencies related to the integration of their respective businesses may offset additional expenses over time, there can be no assurance that such net benefit will be achieved in the near term or at all.

     The Company is subject to a number of risks similar to those of other companies in similar stages of development, including but not limited to history of losses, requirement of additional financing, substantial debt and the default under certain loan agreements, markets in which we compete are highly competitive, share price of our common stock may be volatile, extensive government regulation of our business segments, patent position is uncertain and our success depends on our proprietary rights, manufacturing risks, dependence on key personnel, ability to continue to meet NASDAQ Listing Requirements, Year 2000 compliance, possibility of product liability claims, no intent to pay dividends in the foreseeable future, operating results may fluctuate significantly, possibility of being affected by crop disease and pestilence, perishability of goods, weather and other events could affect our crop yields and damage our greenhouse structures, crop cycles, timing of harvesting and bringing the crop to market, sensitivity to price increases in raw materials, risks related to the leasing of some of our greenhouse facilities, dependence on certain corporate relationships and concentrations in customers and suppliers, risks related to our growth strategy, changing market trends, the necessity to develop, register and manufacture commercially usable products, the ability to achieve profitable operations, the impact of supply and demand on market prices for products produced and sold, the need to raise additional funds through public or private debt or equity financing, especially due to the substantial amount of capital investment required for greenhouse operations, current debt obligations, the success of the Company to achieve an effective merged entity and the result of that entity in terms of achieving effective operations, market acceptance and corporate position, our directors and executive officers own a significant percentage of our capital stock, and a substantial sale of shares may impact the market price of our common stock. All these factors could adversely affect future results and shareholders value.

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

                           Part II. OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          In connection with the Merger, on September 30, 1998 the Company issued 9,421,487 shares of the Company's Common Stock $0.01 par value (the "Merger Shares"), to the holders of the Class A Common Stock, $1.00 per share, of Agro Power Development, Inc., a New York corporation ("APD"). Pursuant to the Merger, APD merged with and into Agro Acquisition Corporation, a wholly owned subsidiary of the Company. Agro Acquisition Corporation subsequently changed its name to Agro Power Development, Inc.

          Also in connection with the Merger, on September 30, 1998 the Company issued 33,000 shares of the Company's Common Stock, $0.01 par value (the "Moroccan shares"), to each of Michael A. DeGiglio, Thomas Montanti and Albert Vanzeyst (together the "Moroccan Shareholders") in exchange for the Moroccan Shareholders' 50% interest in Village Farms of Morocco, S.A., a Moroccan company. The Merger Shares and Moroccan Shares were issued to the APD Shareholders pursuant to an exemption under section 4(2) of the Securities Act of 1933, as such issuances did not involve any public offering.

Item 3.   Defaults Upon Senior Securities

          (i) On September 30, 1998, the Company no longer met the minimum tangible net worth covenant imposed by a revolving line of credit from a Bank, was therefore in default, and as a result, the Company and the Bank entered into a forbearance agreement as of November 12, 1998 and three extensions thereto, under which the Bank agreed to conditionally forbear from exercising its rights and remedies as a result of the default until March 31, 1999.

               On November 24, 1998, the Bank notified the Company of its intention to terminate the revolving line of credit on December 28, 1998. The Company and the Bank have agreed to three extensions to the credit facility which extend the maturity date to March 31, 1999.

               The Company and the Bank have also agreed to the following modifications of the credit facility pursuant to the extensions of the maturity date and forbearance period: (i) reduction the $1,200,000 inventory based borrowing limit by $40,000 each week commencing the week of January 28, 1999 and (ii) an increase in the interest rate to prime plus 5.0%. See Note 5 - Debt, and Liquidity and Capital Resources for additonal information.

          (ii) On December 1, 1998, a Lender informed the Company that due to certain events of defaults certain actions were taking place effective immediately as provided in the Credit Facility. The events of default included (i) the Company's default on certain interest and administrative fee payments, (ii) the Company's Underlying Borrowers' were in principal and interest payment default with the Company and (iii) APD was in default on the financial covenants contained in the guaranty of the Credit Facility relating to a ratio of equity to senior long-term debt which required a minimum ratio of 25%. The letter of default referred to interest and fee defaults totaling approximately $1,004,000. Following the receipt of the letter, further debt service payment defaults occurred including additional interest and principal payment defaults on December 31, 1998 for Term Loans. In December 1998, the Company began to make debt service payments to cure the payment defaults identified in the December 1, 1998 letter. The final installment of approximately $460,000 of these series of payments, totaling approximately $2,005,000 in the aggregate, was made on February 12, 1999, which brought the Company and the Underlying Borrowers into full principal and interest compliance under the Credit Facility. However, APD and the Underlying Borrowers still remain in violation of certain financial covenants. The Credit Facility Lender expressly stated in the December 1, 1998 letter of default, that it was not exercising its right under the Credit Facility to accelerate payment of all outstanding amounts; however, it was reserving its right to do so. In addition, due to the Company still being in default, the Company is prohibited from obtaining further advances until all default events are cured. See Note 5 - Debt, and Liquidity and Capital Resources for additonal information.

Item 4.   Submission of Matters to a Vote of Security Holders

          A Special Meeting of Stockholders in Lieu of the Annual Meeting of Stockholders of the Company was held on September 10, 1998. The stockholders elected Michael A. DeGiglio and David J. Ryan to the class of Directors whose terms expire at the 2000 Annual Meeting. The tabulation of votes with respect to the election of such directors is as follows:



                                                                  Total Votes Withheld
                                 Total Votes for Each Director      From Each Director
                                 -----------------------------      ------------------

          Michael A. DeGiglio           8,530,538                      1,344,902
          David J. Ryan                 8,334,998                      1,540,442

          The stockholders approved the issuance of 9,520,487 shares (after giving effect to the approved reverse stock split referenced below) of the Company's

          Common Stock to the holders of the Class A Common Stock of APD pursuant to the Merger, with 5,576,060 shares voted in favor of the issuance, 851,850 shares voted against the issuance and 35,630 shares abstaining.

          The stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one for five reverse stock split of the Company's Common Stock, with 5,906,738 shares voted in favor of the reverse split, 528,429 shares votes against the reverse split and 28,373 shares abstaining.

          The Stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 25,000,000 shares to 100,000,000 shares, and to increase the number of authorized shares of the Company's
          Preferred Stock from 1,000,000 shares to 10,000,000 shares, with 5,526,405 shares voted in favor of the amendment, 890,076 shares voted against the amendment and 47,059 shares abstaining.

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

Item 5.   Other Information

          The Company has amended its By Laws to change its Fiscal Year end from the twelve month period ended June 30 to a 52/53 week fiscal year. The year end date of such fiscal year shall be on the Sunday nearest December 31, of each year. For the transition period the fiscal year end date will be January 3, 1999.

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX



Item 6.           Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit                                    Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------
10.60 Agreement Regarding Future Projects between Cogentrix Energy, Inc. and Agro Power Development, Inc., effective as of February 6, 1996. * #

10.61 Ground Lease dated September 4, 1997 between the Buffalo Enterprise Development Corporation and Agro Power Development, Inc. #

10.62 Commercial Greenhouse Lease and Operating Agreement dated July 22, 1992 between Oxbow Power of North Tonawanda, New York, Inc. and Village Farms of Wheatfield, Inc. * #

10.63 Operating Agreement dated as of November 14, 1997 between Greenhost, Inc. and Village Farms of Virginia, Inc for Birchwood, Virginia greenhouse facility. * #

10.64 Lease Agreement dated as of September 21, 1993 between Cogentrix of Pennsylvania, Inc. and Keystone Village Farms, Inc. for Ringgold, Pennsylvania greenhouse facility. * #

10.65 Amended Ground Lease effective March 14, 1997 between the Presidio County Commissioners Court and Agro Power Development, Inc. #

10.66 Lease Agreement dated as of January 29, 1998 between Ripe Touch Greenhouses, Inc., and Village Farms of Colorado, Inc. * #

10.67 Agreement of Limited Partnership of Village Farms of Texas, L.P., dated as of February 6, 1996. * #

10.68 Marketing and Sales Agreement between Village Farms, LLC and Village Farms of Texas, L.P., dated February 13, 1996. #

Exhibit                                    Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------

10.69 Management, Operating and Maintenance Contract between Village Farms of Delaware LLC and Village Farms of Texas, LP dated February 13, 1996. #

10.70 Agreement of Limited Partnership of Pocono Village Farms, L.P., dated as of March 10, 1997. #

10.71 Agreement of Limited Partnership of Village Farms of Marfa, L.P., dated as of June 4, 1997. * #

10.72 Management, Operating and Maintenance Contract between Village Farms of Marfa and Village Farms of Delaware, LLC, dated June 4, 1997. #

10.73 Marketing and Sales Agreement between Village Farms of Marfa, L.P. and Village Farms of Delaware dated June 4, 1997. #

10.74 Amended and Restated Agreement of Limited Partnership of Village Farms of Buffalo, L.P., dated as of September 4, 1997. * #

10.75 Management, Operating and Maintenance Contract between Village Farms of Delaware and Village Farms of Buffalo, dated September 4, 1997 and amendment thereto dated as of April 17, 1998. #

10.76 Marketing and Sales Agreement between Village Farms of Delaware and Village Farms of Buffalo, L.P. dated September 4, 1997. #

10.77 Management, Operation, Maintenance, Marketing and Sales Agreement between Pocono Village Farms, L.P. and Village Farms of Delaware. #

10.78 Marketing Agreement by and between Foster Farms, Inc. and Agro Power Development, Inc. dated January 1, 1995. * #

10.79 Credit Agreement (Line of Credit Facility) by and between CoBank, ACB, as Agent and as a Syndication Party and Village Farms International Financing Association dated as of June 24, 1997. #

10.80     Promissory   Note  (Line  of  Credit   Facility)   of  Village   Farms
          International Financing Association dated June 24, 1997 in principal amount of $10,000,000. #

10.81 First Amendment to Credit Agreement (Line of Credit Facility) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. #

Exhibit                                    Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------

10.82 Second Amendment to Credit Agreement (Line of Credit Facility) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998. #

10.83 Line of Credit Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997 with a line of credit of $10,000,000. #

10.84 Credit Agreement (Construction Loan Funding) by and between CoBank, ACB as Agent and Syndicated Party and Village Farms International Financing Association dated as of June 24, 1997. #

10.85 First Amendment to Credit Agreement (Construction Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. #

10.86     Promissory   note   (Construction   Loan  Funding)  of  Village  Farms
          International Financing Association dated June 24, 1997 in principal amount of $30,000,000. #

10.87 Construction Loan Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997. #

10.88 Credit Agreement (Term Loan Funding) by and between CoBank, ACB as Agent and Syndication Party and Village Farms International Financing Association dated as of June 24, 1997. #

10.89 Promissory Note (Term Loan Funding) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $50,000,000. #

10.90 Guaranty of Agro Power Development, Inc. dated as of June 24, 1997 to Construction Lenders, Term Lenders and Line of Credit Lenders. #

10.91 First Amendment to Credit Agreement (Term Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. #

10.92 Second Amendment to Credit Agreement (Term Loan Funding) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998. #

Exhibit                                    Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------

10.93     Term  Loan   Security   Agreement   by  and  between   Village   Farms
          International Finance Association, and CoBank, ACB dated June 24, 1997. #

10.94 Amendment to Loan Documents by and between CoBank, Village Farms International Finance Association and Agro Power Development, Inc. dated September 29, 1998. #

10.95 First Amendment to Guarantor Security and Pledge Agreement [Regarding EcoScience Merger] by and between Agro Power Development, Inc. and CoBank, ACB dated September 29, 1998. #

10.96 First Amendment to Guaranty of Agro Power Development, Inc. [Regarding EcoScience Merger] by and between Agro Power Development, Inc. and The Lender Group dated September 29, 1998. #

10.97 Promissory Note dated March 7, 1997 issued to Cogentrix Energy, Inc. in the principal amount of $643,197. #

10.98 Promissory Note dated January 31, 1997 issued to Village Farms of Texas, L.P. in the principal amount of $1,838,420 by Cogentrix Energy, Inc. #

10.99 Agreement of Limited Partnership of Village Farms of Presidio, L.P. dated as of August 31, 1998. #

10.100 Commercial Greenhouse Design and Construction Contract between Agro Power Development and Dalsem Kassenbouw B.V. dated as of August 31, 1998. #

10.101 Commercial Design and Construction Contract between Village Farms of Presidio, L.P. and Agro Power Development, Inc. dated as of August 31, 1998. #

10.102 Commercial Packing House Design and Construction Contract dated July 10, 1998 between Agro Power Development, Inc. and NC Sturgeon, Inc. #

10.103 Marketing and Sales Agreement between Village Farms of Presidio, L.P. and Village Farms, Inc. dated as of August 31, 1998. #

10.104 Management, Operation and Maintenance Contract dated as of August 31, 1998 among New Amsterdam Joint Venture, L.L.C. and Village Farms of Presidio, L.P. #

Exhibit                                    Exhibit
Number                                   Description
-------   ----------------------------------------------------------------------

10.105 $1,375,000 Promissory Note and Security Agreement dated March 10, 1997 among Agro Power Development, Inc., Village Farms of Delaware LLC, Village Farms LLC and Cogentrix Delaware Holdings, Inc. #

10.106 Loan Agreement by and between Pocono Village and First Pioneer Farm Credit, ACA, dated March 5, 1997. #

10.107 Installment Promissory Note for $2,200,000.00 from Pocono Village to First Pioneer Farm Credit, ACA, dated March 10, 1997. #

10.108 Construction Loan Agreement between Pocono Village and First Pioneer Farm Credit, dated March 10, 1997. #

10.109 Security Agreement between Pocono Village and First Pioneer Farm Credit, ACA, dated March 10, 1997. #

10.110 Agreement dated July 1, 1998 between Agro Power Development, Inc. and The Greenery International. * #

10.111    Employment   Agreement   dated  June  8,  1998   between   Agro  Power
          Development, Inc. and David M. Suchniak. #

10.112 Stock Purchase Agreement (dated as of December 7, 1998), Stock Pledge Agreement (dated December 30, 1998) and Registration Rights Agreement (dated December 30, 1998) by and among the Registrant and Cogentrix Delaware Holdings, Inc., and a $20,600,000 Promissory Note from the Registrant to Cogentrix Delaware Holdings, Inc. (dated December 30,
          1998), relating to an acquisition by the Registrant [incorporated by reference to Exhibit 10.112 to the Registrant's Form 8-K dated December 7, 1998].

10.113 Amendment to Loan Documents dated February 26, 1999, by and among the Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc., Agro Dynamics Canada, Inc. and Silicon Valley Bank. [filed herewith]

10.114 First Amendment to the Registration Rights Agreement as of March 11, 1999 by and among the Registrant and Cogentrix Delaware Holdings, Inc. (originally filed as part of the Stock Purchase Agreement between the parties, dated as of December 7, 1998, as Exhibit 10.112 to the Registrant's Form 8-K dated December 7, 1998). [filed herewith]

27 Financial Data Schedule as of and for the Three Months Ended September 30, 1998. [filed herewith]

          * Information has been omitted from this exhibit and is subject to a request for confidential treatment.

          #    Filed with the original filing of this report.

(b)       Reports on Form 8-K

          (1) Report dated September 30, 1998, describing changes in control of Registrant, as a result of the issuance of the Registrant's Common Stock pursuant to the Merger with Agro Power Development, Inc. ("APD") into Agro Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Registrant (the "Subsidiary"). Pursuant to the Merger Agreement among the Registrant, APD and the Subsidiary (i) on September 30, 1998, all outstanding shares of APD stock were converted into the right to receive in the aggregate 9,421,487 shares of the Registrant's Common Stock (the "Conversion Shares"); and (ii) the Registrant issued 99,000 shares (the "Moroccan Shares") of the Registrant's Common Stock to three APD stockholders in exchange for their 50% interest in Village Farms of Morocco, S.A., a Moroccan Company. Together, the Conversion Shares and the Moroccan Shares then represent 75.9% of the Registrant's Common Stock. The report also incorporated a press release dated October 1, 1998, that referred to the finalization of the merger between the Registrant and Agro Power Development, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ECOSCIENCE CORPORATION


Date:  March 15, 1999                      By: /s/ Michael A. DeGiglio
                                           ---------------------------------
                                           Michael A. DeGiglio
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)






Date: March 15, 1999                       By: /s/ Harold A. Joannidi
                                           -------------------------------------
                                           Harold A. Joannidi
                                           Vice President of Compliance
                                           (Principal Accounting Officer)