Form 10-K
period 1999-01-03
ECOSCIENCE CORP/DE
filed 1999-04-20
CIK 882259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    (Mark One)

     [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from July 1, 1998 to January 3, 1999

                           Commission File No. 0-19746

                             ECOSCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                      04-2912632
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

                10 Alvin Court
          East Brunswick, New Jersey                         08816
   (Address of principal executive offices)                (Zip Code)

                         Registrant's telephone number,
                       Including area code: (732) 432-8200

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value (based upon the last sales price reported by the Nasdaq Stock Market) of voting shares held by non-affiliates of the registrant as of April 15, 1999 was $8,552,884.

     As of April 15, 1999, 12,619,264 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference to portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1999.

     This report contains forward looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, its beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the Company's control, that are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in such forward-looking statements. Such risks and uncertainties include those described in Item 7A and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's review only as of the date of this report. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements that the Company may make to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Item 1. BUSINESS

     General

     EcoScience Corporation ("EcoScience" or the "Company") and its subsidiaries are primarily engaged in the production, marketing and sale of branded premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes products for the agricultural and biological insect and disease control industries.

     The Company is, in terms of total acreage controlled by a single entity, the largest producer and marketer of premium quality, greenhouse grown tomatoes in the United States. The Company conducts its greenhouse operations through Agro Power Development, Inc. ("APD"), a wholly owned subsidiary which was acquired by the Company pursuant to a merger transaction which became effective on September 30, 1998. See "Recent Developments--Merger Transaction." APD develops, constructs and operates sophisticated, highly intensive agricultural greenhouse projects and markets and sells the premium tomatoes produced at these facilities, as well as tomatoes produced by other greenhouse growers, under its Village Farms(R) and Home Choice(TM) brand names as a consumer product, primarily to retail supermarkets and dedicated fresh food distribution companies. In 1998, APD sold approximately 47.8 million pounds of tomatoes grown at APD greenhouses, and sold an additional 4.3 million pounds of tomatoes under APD's Village Farms(R) and Home Choice(TM) brand names pursuant to marketing arrangements with third party producers.

     The Company serves the biological and agricultural product markets primarily through three subsidiaries: Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC").

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

     In February 1999, the Company sold its postharvest equipment distribution business, which engaged primarily in the sale of sorting, grading and packing systems manufactured by Aweta, B.V., to Autoline, Inc. See "Recent Developments--Sale of PostHarvest Equipment Division."

     The Company's primary products are (i) premium greenhouse grown tomatoes which it sells to retail supermarkets and dedicated fresh food distribution companies, (ii) advanced growing systems based on Stonewool(R), manufactured by Grodania A/S, (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V.,
     (iv) PacRite(R) and Indian River Gold(TM) coatings manufactured by EPSC,
     (v) Bio-Save(R) PostHarvest BioProtectant line of products and (vi) Bio-Blast(R) Biological Termiticide manufactured by EcoScience. In addition, the Company distributes a broad array of specialty products used in greenhouses and in fruit, vegetable and ornamental packing.

     Financial information for each of the Company's business segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Company's Consolidated Financial Statements. Financial information segregated by major geographic area (United States and Canada) are set forth in Note 15 to the Company's Consolidated Financial Statements.

     Dollar amounts contained in this report are presented in thousands (except per share data). References contained herein to "the period ended January 3, 1999" mean the period commencing July 1, 1998 and ending January 3, 1999.

     As used herein, the term "Company" refers to EcoScience and its subsidiaries, unless the context indicates otherwise.

     Recent Developments

     Merger with Agro Power Development, Inc. On September 30, 1998, the Company issued 9,421,487 shares of Common Stock to the holders of the common stock of Agro Power Development, Inc., a privately held New York corporation ("APDNY"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") that provided for the merger of APDNY with and into a newly formed, wholly owned subsidiary of the Company which, at the effective time of the merger, changed its name to Agro Power Development, Inc. Pursuant to the Merger Agreement, the stockholders of APDNY received 30,619.067 shares of the Company's Common Stock for each outstanding share of common stock of APDNY. In addition, on September 30, 1998, the Company issued 99,000 shares of Common Stock to certain stockholders of APDNY for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Merger Agreement (the "Morocco Transaction"). The shares of Common Stock issued to the stockholders of APDNY pursuant to the Merger Agreement represented approximately 80% of the outstanding shares of the Company, on a fully diluted basis, at the effective time of the Merger.

     EcoScience and APDNY combined to form an integrated, environmentally focused, consumer products driven agri-business, capitalizing on expertise in naturally derived food technologies, intensive production and marketing of high value, quality fresh produce, innovative bio-rational pest and disease control technologies, and sophisticated growing and postharvest systems and products. The Company is committed to improving the quality of its products by bridging nature, technology and knowledge, utilizing the highest standards. EcoScience believes APD will provide the combined entity greater international presence, increased marketing capability, management depth and the operating level needed to accelerate revenue growth and increase shareholder value.

     Acquisition of Cogentrix's Interest in Greenhouses. The Company entered into a Stock Purchase Agreement dated as of December 7, 1998 (the "Stock Purchase Agreement") with Cogentrix Delaware Holdings, Inc. ("Cogentrix") to acquire all of the outstanding stock of certain corporations that are partners with subsidiaries of the Company in limited partnerships that operate four of the Company's greenhouse facilities. In addition, the Stock Purchase Agreement provided for the termination of Cogentrix's right to participate in future greenhouse development projects pursuant to an Agreement Regarding Future Projects that APD and Cogentrix entered into in February 1996. On December 30, 1998, the Company completed the acquisition of all of the outstanding capital stock of each of the entities that owned an interest in the four greenhouse operations in exchange for 1,000,000 shares of the Company's Common Stock and a $20,600 promissory note bearing interest at a rate of 11.25% per annum which was originally due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999. In connection with the extension, the Company issued Cogentrix an additional note in the principal amount of $1,000 which has terms similar to the original note and becomes due on June 30, 1999. The note, and certain other obligations to Cogentrix, are secured by the outstanding shares of APD and the capital stock of the entities acquired from Cogentrix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has agreed to register the 1,000,000 shares of Common Stock issued to Cogentrix for public sale. In the event that the stock is not registered for public sale by June 15, 1999, the Company may be required, at the election of Cogentrix, to repurchase the 1,000,000 shares from Cogentrix at a price equal to the greater of $4.00 or the market price of the stock on the day prior to the repurchase demand. Cogentrix is restricted from selling more than (i) 250,000 shares of Common Stock during the period ending June 30, 1999 and (ii) 500,000 shares of Common Stock prior to September 30, 1999; provided, however, that Cogentrix will not be subject to the restrictions described above during any period in which the $20,600 note issued to it remains unpaid after its maturity date.

     Sale of Postharvest Equipment Division. In February 1999, the Company sold its postharvest equipment division to Autoline, Inc. Prior to its sale, this division was engaged primarily in the sale of sorting, grading and packing systems manufactured by

     Aweta, B.V. The Company acquired the division from Aweta, B.V. at no cost in 1996. Sales for this division were $3,532 for the period ended January 3, 1999 and $3,557, $4,967 and $2,830 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The sale of the postharvest division will result in no material gain or loss and will have no material impact on the Company's financial condition or results of operations.

     Potential Delisting. The Company has been notified by NASDAQ that due to the merger transaction with APD, the Company is required to meet the requirements for a new listing and that NASDAQ intends to delist the Company's Common Stock. The Company has requested a hearing with NASDAQ representatives to appeal the delisting determination. The delisting has been stayed pending the appeal. No assurance can be given that the Company's appeal will be successful. If the Common Stock is delisted by NASDAQ, it would trade on the OTC Bulletin Board or the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

     Greenhouse Tomatoes

          General

     Through APD, the Company currently operates seven greenhouse facilities in the United States, representing approximately 190 acres of growing capacity. Three of these facilities, each of which has approximately forty-one (41) acres of growing capacity, are among the largest greenhouses in the United States. By producing, harvesting, packaging and directly marketing all of its products, APD eliminates numerous intermediaries (i.e. repackers, brokers and wholesalers) utilized by traditional field producers of fresh vegetables. In order to develop additional sources of supply, APD has entered into agreements to market and sell fresh tomatoes produced, under Village Farms(R) specifications, by two other greenhouse operations, which currently comprise a total of approximately 30 acres. If these marketing arrangements remain in effect, APD will control the marketing of approximately 216 acres of greenhouse vegetable production.

          The Greenhouse Vegetable Industry

     Approximately $7 billion at the retail level, or over 5 billion pounds, of fresh tomatoes were sold in the United States in 1998. According to industry estimates, greenhouse grown tomatoes currently represent only approximately 10% to 12% of the fresh tomatoes sold in the United States. Although the United States greenhouses vegetable industry is growing rapidly (as evidenced by an increase in greenhouse tomato acreage from 1996 to 1997 of approximately 30% according to Dr. Richard Snyder, Vegetable Specialist at Mississippi State University), the Company estimates that there are only 700 to 900 acres devoted to greenhouse vegetable production in the United States and approximately 55% of the greenhouse grown tomatoes sold in the United States are imported from other countries. The Company believes that a significant opportunity exists for greenhouse growers to capture a sizable share of the market for certain fresh vegetables, including tomatoes.

     The ability to control climatic conditions within a greenhouse enables greenhouse growers to produce varieties of tomatoes that are superior to field grown tomatoes in terms of taste, color, appearance and shelf life. This is particularly notable during periods when local production is not available. In many markets, the only fresh tomatoes that are consistently available during "off season periods" are picked while green and treated with ethylene gas during shipment from California, Florida or Mexico to turn the tomatoes red. The Company believes that due to inferior flavor, many consumers avoid tomatoes during off season periods and generally consume only tomatoes grown in their gardens or purchased from nearby farm stands during a limited period of seasonal availability. When greenhouse grown tomatoes are available, consumers have demonstrated a willingness to pay a premium price for superior quality and taste. A 1996 study conducted by Information Resources, Inc., an independent research firm, at APD's request indicated that in certain areas of the United States (western New York; Denver, Colorado; Detroit, Michigan; and New England), where local production has been available to certain retail chains from nearby greenhouses with consistent quality and volume, the percentage of greenhouse grown tomatoes sold by the retail chains has averaged 40% to 70% of total fresh tomato sales by the retailers. According to information provided to APD by two of these retail chains which are currently APD customers, in 1990 sales of greenhouse grown tomatoes did not exceed 15% of fresh tomato sales.

     Greenhouse vegetable production has been a thriving industry in Europe, particularly the Netherlands, since the 1940s. The acreage devoted to greenhouse vegetable production in Europe is substantially greater than greenhouse acreage in the United States. Imported greenhouse grown tomatoes from Europe, Israel and Canada are available at certain times of the year in major United States markets but, with the exception of Canadian tomatoes, are rarely distributed throughout the United States due to the additional freight, distribution costs and distribution channels necessary to reach central and western markets. Due to insufficient domestic greenhouse production, imports currently represent the only option for many large volume United States supermarkets. The supply of imported tomatoes is, however, limited and often erratic because foreign market exporters generally sell first to their domestic markets to avoid the increased distribution costs associated with distributing tomatoes in the United States.

     The Company believes that the market for greenhouse grown produce has significant growth potential due to: (i) the superior quality and flavor of greenhouse grown vegetables; (ii) an increase in the demand for fresh fruit and vegetables, including greenhouse grown tomatoes and other vegetables;
     (iii) the health and food safety benefits of U.S. produced greenhouse grown produce and (iv) a growing but limited supply of greenhouse grown produce. The successful production of greenhouse vegetables on a large scale basis, however, requires specialized operating skills, know-how, technology, complex logistics support, market knowledge and capital. As the developer and operator of three of the largest tomato greenhouses in the United States, the Company believes that the experience it has gained, the technological innovations it has made and the success it has achieved to date as an industry leader makes it uniquely and strategically positioned and qualified to take advantage of promising market opportunities.

          Greenhouse Operations

     The Company currently owns four of the seven greenhouse facilities currently in operation. The other three facilities are leased. The Company uses inert media culture systems to grow tomatoes in these glass paneled greenhouse structures which currently range from 10 to 42 acres. Using these sophisticated systems, tomatoes are grown not in soil but in "rockwool," a porous, artificial substrate made out of volcanic based rock. Through drip irrigation, each plant is fed nutrients directly from a computer-controlled irrigation system. Hot water is circulated through pipes running next to the plants to keep the plants at optimal temperature, which varies throughout each 24 hour period and crop lifecycle. The water is heated by cogeneration sources and/or natural gas boilers which capture carbon dioxide that is recycled back to the greenhouse for plant consumption. The Company's computer systems enable it to regulate substantially all environmental and climate parameters to optimize growing conditions. The Company believes that greenhouses generally yield approximately 10 to 20 times the yield of comparable outdoor farm acreage, depending on the crop. The Company's production methods incorporate technology and growing systems substantially similar to those used throughout the well established European greenhouse growing industry.

     The Company's tomatoes are naturally pollinated by bumblebees released into the greenhouse. Integrated pest management practices such as predator insects are used to control pests such as white fly.

     Three of the greenhouse facilities operated by the Company were developed in conjunction with electric cogeneration plants. Federal laws enacted in the 1970s encouraged the establishment of cogeneration plants and the use of their waste steam to provide heat for other industries, including greenhouse vegetable production. The use of this waste steam enables the Company to heat greenhouses located near cogeneration plants. Cogentrix is a developer and operator of two cogeneration energy facilities with which the Company has associated greenhouse operations.

     The Company forms separate operating companies to own and/or lease and manage each of the greenhouse facilities it operates. The following table provides information with respect to the Company's greenhouse facilities:

                                  Date
                               Operations
   Greenhouse Facility          Commenced       Acreage            Location                 Leased/ Owned
   -------------------         ----------       -------            --------                 -------------
Keystone Village Farms           3/1/94            10           Ringgold, PA                  Leased(1)
Village Farms of Wheatfield      3/1/94            12           Wheatfield, NY                Leased(2)
Village Farms of Texas           12/1/96           41           Fort Davis, TX                Owned
Village Farms of Marfa           12/1/97           41           Marfa, TX                     Owned
Village Farms of Buffalo         4/1/98            18           Buffalo, NY                   Owned
Village Farms of Virginia        4/1/98            42           King George Cty, VA           Leased(3)
Village Farms of Presidio        10/1/98           26           Marfa, TX                     Owned(4)
                                                  ---
     Total Acreage                                190

----------
(1) This facility is leased pursuant to a ten year lease agreement with Cogentrix which expires in 2003 and requires the Company to pay a fixed monthly lease payment and an annual supplemental lease payment based on a specified percentage of Cash Flow (as defined) of the facility.

(2) This facility is leased pursuant to a 15 year operating and lease agreement which expires in 2008 and requires the Company to pay a fixed monthly lease payment and an annual supplemental lease payment based upon a percentage of the net operating income (as defined) of the facility.

(3) This facility is leased pursuant to a ten year lease and operating agreement which expires in 2007 and requires a fixed quarterly rental payment and an annual supplemental payment equal to a specified percentage of the Cash Flow (as defined) of the facility.

(4) The Company has an 85.25% limited partnership interest and a 1% general partnership interest in the limited partnership which owns this facility. Third party investors own a 12.75% limited partnership interest and a 1% general partnership interest in the limited partnership.

     In addition to the greenhouse facilities identified above, the Company owns a 12 acre facility in Mt. Carmel, Pennsylvania which is currently inoperative and held for sale.

     In January 1998, Village Farms of Colorado, Inc. ("VFC"), a wholly owned subsidiary of the Company, entered into an agreement with Ripe Touch Greenhouses, Inc. ("Ripe Touch") of Castlerock, Colorado to lease a 20 acre greenhouse to be built and located in Calhan, Colorado. The Company plans to produce beefsteak tomatoes during the winter pricing period at this greenhouse and to establish a distribution center adjacent to the facility. The term of the lease will commence 30 days after substantial completion of the construction of the facility and will continue for ten years. The terms of the lease require the Company to pay a fixed monthly lease payment and an annual supplemental lease payment equal to a specified percentage of Cash Flow (as defined in the lease) of the facility. Ripetouch has not obtained financing for the construction of this facility and no assurance can be given that this facility will be completed.

          Greenhouse Products

     The Company's current product line consists of beefsteak tomatoes and cluster or "on-the-vine" tomatoes. These products are distinguished by their consistently superior taste and appearance over field grown tomatoes. The Company believes that by growing in modern greenhouses using state of the art technology in various locations in the United States it can produce high quality produce on a year round basis. The Company's premium tomatoes are sold in high quality packaging designed to protect the product as well as allow the retail supermarket to readily display and replenish the product.

     The Company's premium beefsteak tomatoes are packed into single layer 15 pound boxes with inserts. Hand picked tomatoes are transported by water flume and then sorted and weighed using advanced color sorting and grading equipment coupled with a skilled worker to assure each package is packed to the highest quality standards. Village Farms(R) premium beefsteak tomatoes are packed in five sizes, Jumbo, Extra Large, Large, Medium and Small with 18-52 tomatoes per flat depending on the size. Each tomato is labeled with a Price Look Up sticker (PLU) which has the company name and logo as well as the industry standard product code number.

     The Company's Home Choice(TM) tomatoes are packed in the same manner as the Village Farms(R) Premium tomatoes but do not meet the Company's standards for premium tomatoes. Tomatoes which do not meet Village Farms(R) or Home Choice(TM) quality standards but grade a US#2 are packed into boxes with a net weight of 20 or 25 pounds and marketed to local customers which include restaurants, produce distributors and farm stands.

     Cluster or "on-the-vine" tomatoes are packed into 11 pound boxes loose with stem tags, or with each tomato labeled with a PLU or in mesh bags. Each cluster contains between 3 to 5 blemish free tomatoes attached to vine.

     Prepacked tomatoes are marketed in three package sizes. Village Farms(R) premium tomatoes are packed 3 tomatoes into a plastic tray with a net weight of 14 oz or into a 4 cell clamshell container with a net weight of 16 or 20 oz. The later product is marketed under the label Village Farms Baby Beefstm . High quality tomatoes without calyxes which have dislodged from the cluster tomatoes are packed into 4 count clamshell containers with a net weight of 16 or 20 oz and marketed under the Red Splendor(TM) label.

     The Company is engaged in ongoing testing of new technologies and systems and various varieties of tomatoes to determine if they could improve the Company's production yields. The Company tests these tomato varieties for their maturation period, resistance to disease, the size and quality of the tomatoes and the tomatoes' shelf life, taste and adaptability to seasonal changes in light. The Company's growers conduct these tests initially as varietal trials, where a few plants of several different varieties are placed throughout a greenhouse and observed. If a new variety shows promising characteristics, the Company conducts a commercial trial where the new variety is planted on a larger scale, with performance results compared to the Company's existing tomato varieties. To date, the Company has selected two of these new varieties of tomatoes for regular production on a seasonal basis, a Grace variety for winter production and an as yet unnamed variety for summer production. All tomato varieties tested and grown are of Dutch origin.

          Marketing Arrangements with Others

     Through marketing arrangements, APD markets and distributes fresh tomatoes produced by other greenhouse operators under the Village Farms(R) trademark. Under the terms of these arrangements, APD is generally entitled to a commission based on a percentage of product revenues and a fixed amount for each box of produce sold. APD currently participates in marketing arrangements with the following growers: Fosters Farms, Inc., a wholly owned subsidiary of Foster Wheeler Corporation which operates a 10 acre greenhouse located in Marion Heights, Pennsylvania; and Agros, S.A. which operates a 20 acre greenhouse in Queretaro, Mexico. The Foster Farms facility produces beefsteak tomatoes from March through November. Agros, S.A. produces beefsteak tomatoes from

     October to May. APD generated approximately $3,053 and $3,154 of revenues from various marketing arrangements in calendar 1998 and 1997, respectively.

     In May 1998, APD entered into an agreement with SunBlush Technologies Corp. ("SunBlush"), a publicly traded corporation, which creates a strategic alliance for the development of technology for the packaging of fresh cut tomatoes. SunBlush, a Canadian company, owns rights to certain technologies which purportedly extend the shelf life of fresh produce and flowers. Under the terms of the agreement (the "SunBlush Agreement"), APD has agreed to provide up to $50 of funding to SunBlush to develop the application of the SunBlush technology to greenhouse tomatoes. If such technology can be successfully developed, it is anticipated that it would be used so that salad products containing fresh cut tomatoes could be prepackaged for sale to consumers. APD has agreed to supply the greenhouse tomatoes required for the SunBlush development project and has been granted the right to supply tomatoes for inclusion in any product successfully developed by SunBlush pursuant to the SunBlush Agreement that is subsequently marketed in the United States or Mexico. Test marketing of a salad containing fresh cut tomatoes is expected to commence in Boston, Massachusetts in May 1999.

          Sales and Distribution of Tomato Products

     APD currently sells approximately 90% of its Village Farms(R), Home Choice(TM) brand products to retail supermarket chains and dedicated wholesalers. The remainder is sold to distributors and food service clients. APD has no formal agreements with its customers. At the beginning of each year, APD generally negotiates approximate volume and price levels for the upcoming year with its customers. These arrangements provide APD with the flexibility to account for significant changes in market conditions and quality/price competition. APD currently employs 12 sales, marketing and quality assurance personnel who are responsible for developing and servicing APD customers, developing and maintaining industry and consumer awareness of Village Farms(R) brand consumer products and building national recognition of the Village Farms(R) brandname. The Company's supermarket and fresh food distribution customers in 1998 were concentrated in the Northeastern United States and Texas. The Company has recently initiated a plan to expand its customer base to the midwestern, western and southeastern regions of the United States due to the increased production capacity added in 1998.

     Village Farms of Morocco

     Village Farms of Morocco SA ("VF Morocco") was established in 1994 by three of the Company's directors and a group of investors based in Morocco to export tomatoes grown in Morocco to Canada during the winter. VF Morocco began to export tomatoes in 1998 from certain regions of Morocco to the United States. Due to concerns regarding the Mediterranean fruit fly, the United States has banned the importation of certain products, including tomatoes, from other regions of Morocco. Although the acquisition of VF Morocco is not expected to have a material effect on the Company's financial condition and operating results going forward, the Company believes that efforts made by VF Morocco and its shareholders to promote additional business activities in Morocco and Europe could facilitate the Company's expansion plans.

     Biological and Agricultural Products Business

          Biological and Agricultural Products

     The Company's biological and agricultural products include (i) sophisticated growing systems which it sells to greenhouse operators; (ii) automated irrigation and environmental control systems for greenhouses;
     (iii) coatings and disease control products, including natural biologicals for protecting fruits and vegetables in storage and transit to market and
     (iv) a unique biological pest control product which it sells for use in consumer and industrial applications. These products are described below.

     Growing Systems. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of the Grodan(R) brand of stonewool, an inert growing medium supplied by Grodania A/S, a Denmark based wholly owned subsidiary of Rockwood International A/S. Stonewool is made by melting rock, processing it to a fibrous material which can be flocculent or formed into solid structures. It is both solid and porous, and designed to support the hydroponic growth of high value crops and to improve plant root distribution and plant yields through more efficient use of oxygen, water and fertilizer. Stonewool is used worldwide for cultivation of a variety of plants in controlled growing environments such as greenhouses. The distribution agreement with Grodania A/S expires on December 31, 2000. The sale of products under the distribution agreement accounted for 18%, 17%, 20% and 25% of the Company's total product sales in the period ended January 3, 1999 and the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company believes that revenues under this distribution agreement will account for more than 10% of the Company's consolidated product sales during the year ending January 2, 2000.

     Automated Irrigation and Environmental Control Systems. The Company through its ISYS(R) Division engineers, designs, fabricates, assembles and distributes greenhouse irrigation and fertilization systems, computerized environmental control systems and application products. In addition to these products and systems, the Company provides customers with technical support, product service, turnkey installation, product marketing and other supplementary services. The Company is the exclusive distributor in the United States, Canada and Mexico of computerized environmental control systems and accessories produced by H. Hoogendoorn Automation B.V., a Netherlands based company.

     Coatings and Disease Control Products. The fruits and vegetable production industry requires specialized services, equipment and products for the harvesting, processing and storage of produce. Through AGRO and EPSC, the Company provides coatings and disease control products to the fruit, vegetable and ornamental packing markets. The Company's coating and disease control products consist of traditional coating products and its BioSave(R) Post Harvest BioProtectant line of Products.

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

     The Company's Bio-Save line of biological disease inhibitors are based on the Company's microbial technology which uses live organisms that, through natural growth, inhibit the ability of a target disease to proliferate. The Bio-Save line of biological disease inhibitors are sold through EPSC to the pear, apple and citrus markets. Postharvest diseases and damage during storage and shipment can account for losses ranging from 10% to 25% of total annual production of fruits and vegetables, depending on the crop and climate. The Company has developed and registered with the U.S. Environmental Protection Agency ("EPA") biological products for sale using the naturally occurring microorganism, Pseudomonas syringae, which can control the development of Blue Mold (Penicillium expansum), Gray Mold (Botrytis cinerea) and Mucor Rot (Mucor pyriformis) on apples and pears, and Blue Mold (P. italium), Green Mold (P. digitatum) and Sour Rot (Geotrichum candidum) on citrus fruit. The Company has conducted successful field trials over the last five years utilizing these microbial disease inhibiting agents in Florida, California, Oregon, West Virginia, Massachusetts, Michigan and Washington; and in Chile. The Company initiated commercial product launch of its Bio-Save products in fiscal 1997 and plans for continued expansion of product marketing and development in fiscal 1999. In 1997, the Company received EPA registration for the use of Bio-Save on cherries and continues to investigate the application of Bio-Save to control other postharvest diseases on fruits and vegetables, such as on potatoes.

     Biological Insect Control Products. In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities.

     The Company, together with its collaborator, Terminix International Company L.P. ("Terminix"), has developed a natural fungal product to control termites, the Bio-Blast Biological Termiticide. This product contains a fungus selected for its ability to infect and kill termites, which has been formulated for application utilizing conventional equipment in a termite infested structure. The product is a dry wettable powder, packaged and portioned for ease of storage and use; and used as a water suspension. Through commercial trials, the Company has demonstrated that Bio-Blast is an effective method for the control of termite infestations. The Company has demonstrated that termites exposed to the fungus in the product can spread the fungus by contact to nest mates that have not directly contacted the fungal agent, thereby infecting and killing other termites through the Horizontal Transfer(R) effect. The Company received EPA product registration for the termiticide in October 1994, and subsequently received approval for registration from 48 states. In fiscal 1996, the Company made its initial sales to both Terminix and Maruwa Biochemical. In fiscal 1997, the Company initiated the U.S. commercial launch of Bio-Blast in collaboration with Terminix.

          Sales and Distribution of Biological and Agricultural Products

     Growing and Control Systems. The Company sells its growing systems and automated irrigation and environmental control systems directly through AGRO. AGRO has a force of 27 people involved in sales, marketing and distribution, engineering and design, and system installation and service at its distribution and service centers in East Brunswick, New Jersey; Milton, Ontario, Canada; and Ventura, California.

     Coating Products. The Company uses its AGRO and EPSC direct sales operations to market and sell its traditional coatings and Bio-Save BioProtectants to fruit and vegetable growers, packers and processors in the United States, the Caribbean, Central America and South America. EPSC has a sales and technical support services force of eight people located in its distribution and service centers in Orlando, Florida and Visalia, California.

     Biological Insect Control. In February 1999, the Company entered into a Marketing and Distribution Agreement with Terminix pursuant to which Terminix was appointed as a non-exclusive distributor of Bio-Blast in the United States, its territories and Canada. Pursuant to this agreement, the Company has agreed to manufacture and sell Bio-Blast to Terminix at a specified price. Terminix has certain rights to return certain product previously purchased; however, the Company's maximum repurchase obligation is approximately $278. This agreement, which expires in August 2000 (subject to extension for successive one year periods by mutual agreement of the parties) replaces the Product Development and License Agreement between the parties which granted Terminix exclusive rights to use and distribute Bio-Blast in the United States.

     In March 1999, the Company entered into an agreement with Prentiss Incorporated pursuant to which Prentiss Incorporated ("Prentiss") was appointed as a non-exclusive distributor of Bio-Blast Biological Termiticide in the United States and Puerto Rico. Under this agreement, Prentiss has agreed to purchase a specified quantity of Bio-Blast at a specified price. The agreement expires on December 31, 1999, subject to earlier termination by either party upon 60 days written notice. If EcoScience terminates the agreement, it will be obliged to repurchase all of Prentiss' unsold inventory.

     The Company expects to market its Bio-Blast Biological Termiticide internationally primarily through local and regional distributors and partners. The Company has entered into a marketing and distribution agreement with Maruwa Biochemical Co. Ltd. ("Maruwa") pursuant to which it has appointed Maruwa as the exclusive distributor of Bio-Blast in Japan. Pursuant to this agreement, the Company has agreed to manufacture and sell Bio-Blast to Maruwa at a specified price. The agreement, which replaces a prior Development and Distribution Agreement between the parties, expires on September 30, 1999 and may be renewed for successive one year periods by mutual agreement of the parties.

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

     Research and Development

     The Company's technology for the postharvest and pest control industries has applicability to a variety of potential products and product systems. These include various insect spray and chamber products, plant and root fungal disease control systems, and preharvest and postharvest coatings and disease control systems which are currently in varying stages of development. As part of the Company's prior restructuring program, and current cost control programs, certain research and product development programs, and the funding thereof, have been suspended, curtailed or deferred. Future development and funding of these and other select research and product development programs will depend on a number of factors, including market conditions, availability of financial, technical and other resources, joint ventures, alliances, technological advancements, manufacturing capabilities, commercial potential of resultant end products, governmental regulations, and other relevant matters which may confront the Company in the future.

     Lyme disease has become, in recent years, a disease of significant public and medical concern throughout the U.S., particularly in the Northeast. The disease is spread to people through the bite of several species of ticks. The Company has signed a Material Transfer Agreement with the United States Department of Agriculture's Agricultural Research Service ("ARS"), whereby the Company provides formulated Metarhizium anisopliae to the ARS to support their field trials against tick larvae. Laboratory trials conducted with this fungus indicated good killing activity towards the tick larvae. Should these trials be successful, the Company will consider further commercial development of a product for the control of ticks capable of spreading Lyme disease.

     The Company's operating costs and expenses to date for the biological and agricultural products segment have, to a large extent, related to the research and development of products and product systems for future commercialization. Expenses incurred by the Company under third party funded research and development programs totaled approximately $43 in the period ended January 3, 1999 and $53, $7 and $0 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Expenses incurred under Company funded research and development programs totaled approximately $196 in the period ended January 3, 1999 and $412, $501 and $1,018 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     Competition

     The tomato market in which the Company competes is highly competitive. In addition to other greenhouse producers, the Company must compete with U.S. producers of field grown tomatoes, which generally have prices substantially below those of greenhouse tomatoes. In addition, due to increased environmental compliance costs in the United States, competition from producers in Mexico has increased due to the North American Free Trade Agreement. Certain of the producers of field tomatoes may have greater resources than APD. APD's greenhouse competitors are located primarily in the United States, Canada, Israel, Spain and Holland.

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

     Environmental and Regulatory Matters

     The Company's operations are subject to numerous environmental laws and regulations, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and regulations is an ongoing process which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material in the future. The environmental laws which have the greatest impact on the Company's operations are those that govern the handling of fertilizers and pesticides. To help ensure compliance with environmental laws and regulations, all Company personnel who handle fertilizers and pesticides must first be trained by a licensed private applicator on the Company's staff certified to provide training in the handling of hazardous materials. In addition, the Company has adopted certain written policies and procedures which are designed to prevent accidents and set forth the appropriate course of action in the event that a spill or other accident occurs. The Company has also contracted with third parties to assist in cleanup efforts in the event that an accident having environmental implications occurs at certain of its facilities.

     The Company's greenhouse operations are subject to regulations enforced by, among others, the FDA and the USDA. The FDA enforces statutory standards regarding the branding and safety of food products and determines the safety of food substances in the United States.

     The USDA sets standards for raw produce and governs its inspection and certification. Under the Perishable Agricultural and Commodities Act ("PACA"), the USDA exercises broad control over the marketing of produce in domestic and foreign commerce, sets standards of fair conduct as to representations, sales, delivery, shipment and payment for goods, and regulates the licensing of produce merchants and brokers. The Company's growing operations are also subject to oversight by the EPA regarding the use of fertilizers and pesticides protection.

     Through its extensive use of labor in its growing operations, the Company is subject to supervision by the United States Department of Labor, under both the Fair Labor Standards Act and the Occupational Safety and Health Act; and the prevalence of foreign workers in this sector of the Company's work force necessarily involves oversight by the Immigration and Naturalization Service.

     Almost every aspect of federal regulation is accompanied by regulation on the state level, in each jurisdiction where the Company conducts greenhouse operations.

     In most countries throughout the world, governmental authorities require registration of pesticides before sales are allowed. In the United States, the EPA regulates pesticides under FIFRA. Pesticides are also regulated by the individual states. Some states, such as California, Florida and New York, have their own extensive registration requirements. In order to market products outside the United States, the company must receive regulatory approval from the authorities of each applicable jurisdiction. In addition, the FDA administers the Federal Food, Drug and Cosmetic Act ("FFDCA") and establishes standards for pesticide residues in food to protect public health.

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

     Certain of the Company's activities, including the operation of its laboratories, manufacturing facilities and greenhouse facilities, have been, or maybe, subject to regulation under various other state and federal laws and regulations including the Occupational Safety and Health Act, the National Environmental Policy Act, the Emergency Planning and Community Right-To-Know Act, the Food Quality Protection

     Act of 1996, the Resource Conservation and Recovery Act, and other state and federal statutes regulating environmental quality. From time to time, governmental authorities review the need for additional laws and regulations that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. Historically, compliance with applicable federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment by the Company's greenhouse, manufacturing or laboratory operations has had an immaterial effect upon the Company's capital expenditures, results of operations and competitive position.

     Patents, Proprietary Rights and Trade Secrets

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

     Together, the Company's patents describe a set of technologies applicable to the use of fungi for the control of insect pests, and are central to the Bio-Path(R) chamber technology which covers cockroaches, the further development and sale of which the Company has suspended; however, this technology can be extended to any other insect that can be controlled via a chamber system. An additional patent describing further fungal formulation technology is pending.

     The Company has been issued two additional U.S. Patents which relate to the use of bacteria, chiefly as biofungicides in the treatment of plant fungal disease.

     Provided maintenance fees are paid, U.S. design patents have a term of 14 years from the date of issue; and U.S. utility patents that are based on applications filed before June 8, 1995, and that have not expired as of June 8, 1995, have a term that is the longer of 20 years from the earliest effective filing date or 17 years from issuance. In certain instances, however, the term may be limited to the term of a related patent claiming similar technology. The Company has an additional pending patent application relating to a method of extending microbial shelf life. None of the Company's current patents expire prior to 2006. There can be no assurance that any patents will issue from any of the Company's patent applications or that issued patents will provide adequate protection for the Company.

     In addition to its own active ingredients, the Company has acquired the exclusive rights to the use of microbial strains developed by the USDA for the control of postharvest diseases of pome fruits. The USDA has been granted one patent covering this technology and has filed a patent application covering additional postharvest disease control agents.

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of certain scientific and technical personnel. To protect its rights to its proprietary information and technology, the Company requires certain employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to persons unaffiliated with the Company, and which require disclosure of and assignment to the Company ideas, developments, discoveries and inventions made by such persons. There can be no assurance that these agreements will prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information. Additionally, in the absence of patent protection, the Company's biological and agricultural business may be adversely affected by competitors who develop substantially equivalent technology.

     Employees

     As of April 1, 1999 the Company had approximately 950 employees. The majority of these workers are employed in the Company's greenhouse operations. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

Item 2. Properties

     The Company's corporate headquarters and research and development operations, and AGRO's New Jersey operations are currently located in two facilities in East Brunswick, New Jersey. These facilities consist of 23,000 and 10,000 square foot spaces and are under leases that expire in July 1999. The Company recently entered into a ten year lease agreement with respect to 20,000 square feet of office/warehouse space in Eatontown, New Jersey and expects to move its corporate headquarters and research and development operations to this location in September 1999.

     AGRO leases 10,000 square feet of space for its sales, service and warehouse center located in Milton, Ontario, Canada under a three year lease which expires in June 2001. AGRO also leases a 12,000 square foot facility for its sales, service and warehouse center in Ventura, California.

     APD's principal properties consist of its greenhouse facilities in Ringgold, Pennsylvania; Buffalo and Wheatfield, New York; Fort Davis and Marfa, Texas; and King George County, Virginia. APD has an ownership interest in the facilities located in Buffalo, New York; Fort Davis, Texas; and the two facilities in Marfa, Texas. The remaining facilities, and the land upon which the Buffalo and Marfa facilities are located, are leased. Each of the greenhouses operated by APD has adjacent packing and support facilities ranging in size from approximately 11,300 square feet at the Ringgold, Pennsylvania facility to the approximately 170,000 square foot storage and distribution center adjacent to the Virginia greenhouse facility. Collectively, these facilities provide an aggregate of approximately 512,778 square feet of packing and support space to APD. In addition, APD leases a 4,000 square foot distribution center in Buffalo, New York and approximately 500 square feet of office space in Naples, Florida.

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

Item 3. Legal Proceedings

     The Company currently is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fiscal quarter ended January 3, 1999.

Item 4A. Executive Officers of the Registrant

     The executive officers of the Registrant are listed in the table below, and brief summaries of their business experience and certain other information is set forth in the information which follows the table:

         Name                Age                Position
         ----                ---                --------
     Michael A. DeGiglio     44    President and Chief Executive Officer
     Albert VanZeyst         53    Executive Vice President
     J. Kevin Cobb           38    Senior Vice President--Corporate Development,
                                      Interim Chief Financial Officer
                                       and Treasurer
     David W. Miller         47    Senior Vice President and Chief Technology
                                      Officer
     Kurt Hoffman            38    Secretary and Corporate Controller

     Michael A. DeGiglio, age 44, has served as a Director of the Company since November 1996, when he was elected to serve as a Director by the Board. Mr. DeGiglio joined the Company upon its acquisition of Agro Dynamics, Inc. ("AGRO Dynamics") in November 1992, and served as Chief Executive Officer of AGRO Dynamics until November 1998. In July 1995, Mr. DeGiglio assumed the offices of President and Chief Executive Officer of the Company. From 1984 until joining the Company, Mr. DeGiglio was employed by AGRO Dynamics, where he served as Chief Executive Officer. Prior to co-founding AGRO, Mr. DeGiglio was Vice President of International Sales for NYPCO International Inc. Mr. DeGiglio served on active duty in the United States Navy as an Officer and Jet Aviator from July 1976 through January 1983, and the Naval Air Reserves from 1983 to present, currently holding the rank of Captain with the United States Naval Reserve. Throughout his Naval career, he has held various department head positions, completed a tour as Commanding Officer of a Jet Aviation Squadron, performed multiple tours overseas, and has completed numerous Senior Advanced Management courses. Mr. DeGiglio is a co-founder of APD and has served as Chief Executive Officer of APD since its inception in 1990. He served as President of APD until January 1997. Mr. DeGiglio received a B.S. in Aeronautical Science and Aviation Management from Embry Riddle Aeronautical University. Mr. DeGiglio's term as a director of the Company will expire at the 2000 Annual Meeting of Stockholders.

     Albert W. Vanzeyst has served as a Director of the Company since September 1998, when he was elected to serve as a Director and Executive Vice President by the Board pursuant to certain covenants related to the Merger pursuant to which the Company acquired APD. Mr. Vanzeyst, a co-founder of APD, has been Chief Operating Officer and a Director of APD since its inception in 1990. In January, 1997, he also assumed the role of President of APD. Mr. Vanzeyst has 30 years of greenhouse design, engineering and construction experience spanning several countries, crops and climates throughout the world. Between 1984 and 1990, Mr. Vanzeyst was President of Dace U.S.A., Inc., a subsidiary of Dace International, Inc., an international turn-key greenhouse construction company. Prior thereto, he participated in the development, design and construction of numerous greenhouse operations in several countries throughout the world. Mr. Vanzeyst holds a degree in Foreign Trade and International Commerce from Handelavond College in the Netherlands. Mr. Vanzeyst's term as a director will expire at the 1999 Annual Meeting of Stockholders.

     J. Kevin Cobb joined the Company in September 1998, as Senior Vice President-Corporate Development pursuant to certain covenants related to the Merger pursuant to which the Company acquired APD. In February 1999, he was named interim Chief Financial Officer and Treasurer of the Company. Prior to joining the Company, Mr. Cobb served as Senior Vice President and Chief Financial Officer of APD from January 1995 until July 1998, when he was appointed Senior Vice President - Corporate Development of APD. Mr. Cobb came to APD after five years experience with Cogentrix Energy, Inc. of Charlotte, North Carolina. While at Cogentrix, he served as Treasurer and Director of Project Finance. From 1988 to 1990, he served as Vice President of Finance of The Lexington Group, Inc., a real estate investment and management firm. Prior thereto, Mr. Cobb was employed as a Certified Public Accountant with Arthur Andersen, LLP. Mr. Cobb holds a B.S. degree in accounting from the University of North Carolina - Charlotte.

     David W. Miller joined the Company in May 1988 and serves as Senior Vice President and Chief Technology Officer. Dr. Miller's current responsibilities include technology development and management, intellectual property oversight and product development Dr. Miller received a B.S. in Biochemistry from the University of California, Davis, and a Ph.D. in Biochemistry and Molecular Biology from Harvard University, where he studied the molecular biology of insects. Dr. Miller also was a National Institutes of Health post-doctoral Fellow studying insect viruses at the University of Idaho. Prior to joining the Company, Dr. Miller was employed from 1983 to 1988 as Staff Scientist and Project Leader at Genetics Institute, Inc., in Cambridge, Massachusetts. Throughout his professional career, Dr. Miller has focused on the development and commercialization of microbial pesticides with involvement from the discovery stage to product sales.

     Kurt Hoffman was appointed Secretary of the Company in April 1999. He was appointed Corporate Controller in March 1999, having served as Division Controller from November 1997 through February 1999 and Assistant Controller from December 1995 through October 1997. From April 1991 through August 1995, Mr. Hoffman served as an Assistant Controller for Infomed, Inc. He is a Certified Public Accountant and received a Bachelor of Arts Degree in Accounting from the University of Maryland.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholders
          Matters

     The Company's Common Stock trades on NASDAQ under the symbol "ECSC". As of April 15, 1999, there were approximately 269 holders of record of the Company's Common Stock. The Company effectuated a one-for-five reverse stock split effective at the close of business on September 30, 1998 (the "Reverse Split"). On April 15, 1999, the reported closing price of the Common Stock was $2-3/8 per share. The Company has been notified by NASDAQ that due to the merger transaction with APD, the Company is required to meet the requirements for a new listing and that NASDAQ intends to delist the Common Stock. The Company has requested a hearing with NASDAQ representatives to appeal the delisting determination. No assurance can be given that the Company's appeal will be successful. If the Common Stock is delisted by NASDAQ, it would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

     The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices (as adjusted for the Reverse Split) of the Common Stock as reported by NASDAQ based on published financial sources.

                                                 High            Low
                                                 ----            ---
                  1998
Fiscal Quarter ended January 3, 1999            $9 1/16        $5
Fiscal Quarter ended September 30, 1998         9 11/16         6 3/32
Fiscal Quarter ended June 30, 1998               9 1/16         5
Fiscal Quarter ended March 31, 1998             9 11/16         6 3/32


                  1997
Fiscal Quarter ended December 31, 1997               10         5
Fiscal Quarter ended September 30, 1997          7 3/16         5 5/16
Fiscal Quarter ended June 30, 1997                8 3/4         4 7/32
Fiscal Quarter ended March 31, 1997              12 1/2         5


     The Company has not paid any dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain provisions of the Company's loan agreements prohibit the payment of dividends.

Item 6.   Selected Financial Data

     The selected financial data presented below has been derived from (i) the Company's audited consolidated financial statements for the transition period ended January 3, 1999 and for each year in the five year period ended June 30, 1998 and (ii) the Company's unaudited consolidated financial statements for the six months ended December 31, 1997. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes which appear elsewhere in this document.

Consolidated Statements of Operations Data      Transition    Six Months
(in thousands, except per share amounts)      Period Ended      Ended                        Years Ended June 30,
                                                January 3,   December 31,     --------------------------------------------------
                                                   1999          1997        1998        1997        1996        1995       1994
                                               ------------  ------------  --------    --------    --------    --------    -------
                                                             (Unaudited)

Net revenues .................................   $ 26,194      $ 17,835    $ 46,177    $ 39,862    $ 24,668    $ 20,251    $ 15,535
Cost of revenues .............................     25,237        14,675      41,847      32,279      18,603      16,617      12,639
                                                 --------      --------    --------    --------    --------    --------    --------
Gross profit .................................        957         3,160       4,330       7,583       6,065       3,634       2,896
                                                 --------      --------    --------    --------    --------    --------    --------
Operating expenses:
   Selling, general and administrative .......      8,307         3,987      10,336       6,879       6,394       7,317       7,302
   Research and development ..................        239           202         465         508       1,018       4,483       8,156
   Asset valuation and restructuring
(reversal)
     charges .................................         --            --          --        (377)     (1,550)      6,000       5,800
                                                 --------      --------    --------    --------    --------    --------    --------
   Total operating expenses ..................      8,546         4,189      10,801       7,010       5,862      17,800      21,258
                                                 --------      --------    --------    --------    --------    --------    --------
Operating (loss) income ......................     (7,589)       (1,029)     (6,471)        573         203     (14,166)    (18,362)
                                                 --------      --------    --------    --------    --------    --------    --------
   Other (expense) income:
   Interest, net .............................     (2,928)         (841)     (3,289)     (1,923)       (611)       (682)        599
   Other, net ................................       (158)         (100)       (115)         12         136         158         796
                                                 --------      --------    --------    --------    --------    --------    --------
       Total other (expense) income ..........     (3,086)         (941)     (3,404)     (1,911)       (475)       (524)      1,395
                                                 --------      --------    --------    --------    --------    --------    --------
Loss before taxes, minority
interest and extraordinary item. .............    (10,675)       (1,970)     (9,875)     (1,338)       (272)    (14,690)    (16,967)
Provision for income taxes ...................         67            21          21          78         116          91          48
                                                 --------      --------    --------    --------    --------    --------    --------
Loss  before minority interest and ...........    (10,742)       (1,991)     (9,896)     (1,416)       (388)    (14,781)    (17,015)
  extraordinary item
Minority interest ............................      2,255         1,311       5,659       1,936         274          --          --
                                                 --------      --------    --------    --------    --------    --------    --------
(Loss) income before extraordinary item ......     (8,487)         (680)     (4,237)        520        (114)    (14,781)    (17,015)
Extraordinary item ...........................         --            --          --          --         241          --          --
                                                 --------      --------    --------    --------    --------    --------    --------
Net (loss) income ............................   ($ 8,487)     ($   680)   ($ 4,237)   $    520    $    127    ($14,781)   ($17,015)
                                                 ========      ========    ========    ========    ========    ========    ========
(Loss) earnings per share:

Basic
   Income (loss) before extraordinary
item .........................................   ($  0.73)     ($  0.06)   ($  0.36)   $   0.05    ($  0.01)   ($  1.31)   ($  1.54)
   Extraordinary item ........................         --            --          --          --        0.02          --          --
                                                 --------      --------    --------    --------    --------    --------    --------
   Net (loss) income  ........................   ($  0.73)     ($  0.06)   ($  0.36)   $   0.05    $   0.01    ($  1.31)   ($  1.54)
                                                 ========      ========    ========    ========    ========    ========    ========
   Weighted average basic shares
     outstanding .............................     11,641        11,605      11,619      11,548      11,334      11,288      11,070
                                                 ========      ========    ========    ========    ========    ========    ========


Diluted
   Income (loss) before extraordinary ........   ($  0.73)     ($  0.06)   ($  0.36)   $   0.05    ($  0.01)   ($  1.31)   ($  1.54)
item
   Extraordinary item ........................         --            --          --          --        0.02          --          --
                                                 --------      --------    --------    --------    --------    --------    --------
   Net income (loss)  ........................   ($  0.73)     ($  0.06)   ($  0.36)   $   0.05    $   0.01    ($  1.31)   ($  1.54)
                                                 ========      ========    ========    ========    ========    ========    ========
   Weighted average diluted shares
     outstanding .............................     11,641        11,605      11,619      11,583      11,381      11,288      11,070
                                                 --------      --------    --------    --------    --------    --------    --------


Consolidated Balance Sheet (in thousands)              January 3,                                 June 30,
                                                       ----------     --------------------------------------------------------------
                                                          1999           1998         1997         1996          1995        1994
                                                        ---------     ---------     ---------    ---------    ---------    ---------
Unrestricted and restricted cash, cash
equivalents,
   short-term investments and marketable
   securities ......................................    $   1,222     $   4,222     $   6,787    $   6,151    $   8,036    $  20,542
Total assets .......................................      101,864        79,508        70,592       36,249       20,465       35,251
Debt and capital leases ............................       85,797        55,274        43,483       19,460        8,580        8,287
Stockholder's equity (deficit) .....................    ($  5,094)    ($    118)    $   4,046    $   3,010    $   2,625    $  17,974


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          The Company's two reportable segments are comprised of (i) greenhouse tomatoes and (ii) biological and agricultural products.

          The Company experienced significant and unprecedented growth during the first six months of calendar year 1998, particularly in the greenhouse tomato segment represented by APD. See "Merger with Agro Power Development, Inc." below. During this period, APD completed construction and started up approximately 101 additional acres of greenhouse production in beefsteak (42 acres) and cluster on-the-vine (59 acres) tomatoes. This increase in acreage represented an approximate 135% increase in production capacity over the 75 acres of production capacity for calendar year 1997. In addition, APD began construction on an additional 41 acre greenhouse to grow and sell colored bell peppers (the "Presidio Phase I Project"). The first 26 acres of this greenhouse went into operation in October 1998, thereby increasing production capacity by approximately 169% for calendar 1998 as compared to calendar 1997. To accommodate this growth, the Company also expanded its sales and marketing organization and its financial and greenhouse management operations. Increases in sales and revenues and the achievement of economies of scale generally lag increases in production capacity, but expenses for startup, infrastructure and personnel occur in advance of revenues. The operating results for the period ended January 3, 1999 reflect a significant portion of these expenses in advance of anticipated revenues from the three new greenhouse projects.

          As described below under "Results of Operations," operating results for the period ended January 3, 1999 were adversely affected by abbreviated growing cycles and delays in crop planting at certain of the Company's greenhouse facilities. In addition, in April 1999, management determined that in view of unfavorable pricing trends in the pepper market, it would convert the Presidio Phase I Project from peppers to tomatoes, thereby shortening the harvest period for the then current pepper crop by approximately three months. As a result, certain significant expenditures made by the Company to plant the pepper crop will not be recoverable and were charged to earnings in the three month period ending January 3, 1999. The Company believes that, with the exception of the Presidio facility, its greenhouse operations are now approaching their optimal production schedules for the first time in its history, compared with results in calendar 1998 when three of seven operations (101 of the 176 acres in operation) were out of the harvest cycle necessary to achieve optimal production and pricing due to start-up factors. The

          Company has begun to realize the benefits of the increased production capacity added during 1998, through its increased production and sales, in the quarter ended January 3, 1999 and expects this trend to continue during 1999.

          During the period ended January 3, 1999, the Company incurred non-recurring expenses of approximately $1,500 as a result of the merger transaction with APD.

          Change of Fiscal Year

          The Company has amended its by-laws to change its fiscal year from the twelve month period ended June 30 to a 52-53 week fiscal year ending on the Sunday nearest December 31 of each year. For the transition period, the fiscal year end date will be January 3, 1999.

          Merger with Agro Power Development, Inc.

          On September 30, 1998, the Company issued 9,421,487 shares of Common Stock to the holders of the common stock of APDNY, a privately held New York corporation pursuant to the Merger Agreement, which provided for the merger of APDNY with and into a newly formed, wholly owned subsidiary of the Company which, at the effective time of the merger, changed its name to Agro Power Development, Inc. The Merger was structured as a tax free reorganization under Section 368(a) of the Internal Revenue Code. Pursuant to the Merger Agreement, the stockholders of APDNY received 30,619.067 shares of the Company's Common Stock for each outstanding share of common stock of APDNY. In addition, on September 30, 1998, the Company issued 99,000 shares of Common Stock to certain stockholders of APDNY for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Merger Agreement. The shares of Common Stock issued to the stockholders of APDNY pursuant to the Merger Agreement represented approximately 80% of the outstanding shares of the Company, on a fully diluted basis, at the effective time of the Merger. The Merger has been accounted for as a pooling of interests and accordingly, the historical consolidated financial statements have been restated to reflect the business combination as if it had occurred at the beginning of the earliest period presented.

          Acquisition

          On December 30, 1998, the Company acquired from Cogentrix all of the outstanding capital stock of each of Cogentrix Greenhouse Investments, Inc.; Cogentrix of Fort Davis I, Inc.; Cogentrix of Pocono, Inc.; Cogentrix of Marfa, Inc. and Cogentrix of Buffalo, Inc. (collectively the "Acquired Companies") which were 50% partners with the Company in limited partnerships that operate four of the Company's greenhouse operations. The purchase price of the Acquired Companies consisted of 1,000,000 shares of EcoScience common stock and a $20,600 note bearing interest at a rate of 11.25% per annum, which was originally due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999. In connection with the extension, the Company issued Cogentrix an additional note in the principal amount of $1,000 which has terms similar to the original note and becomes due on June 30, 1999.

          The notes are secured by all of the outstanding capital stock of APD and the Acquired Companies. EcoScience is currently seeking additional debt and equity financing to fulfill this obligation. If the Company is not successful in refinancing the $21,600 aggregate principal amount of notes, it will seek an extension of the due date or a restructuring of the notes. There can be no assurances that EcoScience will be successful in these efforts.

          As a condition to the acquisition, EcoScience agreed to register the 1,000,000 shares of common stock for public sale. In the event the stock is not registered by June 15, 1999, EcoScience may be required, at the election of Cogentrix, to repurchase the 1,000,000 shares from Cogentrix at a price equal to the greater of $4.00 or the market price on the day prior to the repurchase demand, as provided.

          Additional consideration given in the transaction is as follows: (i) termination of an option agreement with Cogentrix, pursuant to which APD granted to Cogentrix certain rights to participate in future projects involving the development, acquisition, owning of or operating by APD of any greenhouse facility at which fruit or vegetables are to be grown, as defined; (ii) Cogentrix assigned and contributed its note receivable of $643 along with accrued interest ($65), due from APD to Cogentrix Greenhouse Investment, Inc. and (iii) one of the greenhouse limited partnerships cancelled its note receivable due from Cogentrix in the amount of $1,838, along with accrued interest ($191). Following the cancellation and the acquisition of the Acquired Companies by EcoScience, Cogentrix Greenhouse Investment, Inc. issued a promissory note payable to that greenhouse limited partnership in the same amount.

          Sale of Postharvest Equipment Division

          On February 1, 1999, the Company's postharvest equipment division of its wholly owned subsidiary Agro Dynamics, Inc., which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment, was sold to Autoline, Inc. Autoline Inc. and Aweta B.V. are both wholly owned subsidiaries of FPS Food Processing Systems of Holland.

          Sales of this division were $3,532 in the period ended January 3, 1999 and $3,557, $4,967 and $2,830 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction will not result in a material gain or loss and will not have a material impact on the Company's financial position or results of operations.

          Results of Operations

                      Transition Ended January 3, 1999 vs.
                       Six Months Ended December 31, 1997

          The Company's net revenues increased by $8,359 or 47% to $26,194 for the period ended January 3, 1999 from $17,835 for the same period in 1997. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $6,797, and the biological and agricultural products market of $1,562.

          The following table sets forth the Company's net revenues by market for the period ended January 3, 1999 and the six months ended December 31, 1997:

                                          January 3,    December 31,
                                             1999          1997         Increase
                                           --=----       -------        --------
Tomatoes ................................  $15,453       $ 8,656        $ 6,797
Biological and Agricultural Products ....   10,741         9,179          1,562
                                           --=----       -------        --------
Consolidated ............................  $26,194       $17,835        $ 8,359
                                           =======       =======        ========

          Net revenues increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Buffalo, New York, Virginia and Marfa, Texas facilities (representing 101 acres) became operational in the first half of 1998 and recorded product sales in the period ended January 3, 1999. The Company's Presidio facility (representing 26 acres) became operational in the six month period ended January 3, 1999.

          Product sale increases for the biological and agricultural products market were primarily due to approximately $1,236 in Postharvest equipment sold in the period ended January 3, 1999 that was delayed from the first half of 1998 due to a fire damage sustained at the manufacturer's facility. The remaining increases related to increased selling efforts.

          Cost of revenues increased $10,562 or 72% to $25,237 for the period ended January 3, 1999 from $14,675 for the same period in 1997, primarily due to net revenues increases. For tomatoes, cost of revenues sold increased $9,067 or 116% to $16,903 for the period ended January 3, 1999 from $7,836 for the same period in 1997, primarily due to the significant growth in production (169%) during 1998 associated with the three new facilities in Virginia, Marfa, Texas and Buffalo, New York, which combined for substantially all of the increase in cost of revenues.

          Gross profit on net revenues decreased $2,203 to $957 for the period ended January 3, 1999 from a gross profit of $3,160 for the same period in 1997, while gross profit percentage on net revenues decreased to 4% for the period ended January 3, 1999 from 18% for the same period in 1997. Gross profit on net revenues decreased $2,270 for the tomato greenhouse market to a gross loss of $1,450 from a gross profit of $820 for the period ended January 3, 1999, while gross profit percentage decreased to (9%) from 9% in the same period. The decrease was primarily due to start-up costs and delays at the Company's Buffalo, New York and Virginia greenhouse facilities and the poor results of its pepper crop at the Presidio greenhouse facility.

          The facilities in Buffalo, New York and Virginia recorded $2,285 in gross losses because the timing of the construction completion and startup did not coincide with the optimal cropping cycle (seed, plant, grow, harvest) of these facilities during the first year of operations. The costs incurred at these facilities were naturally spread across lower production and sales due to the abbreviated growing cycle and, therefore, significantly lowered gross profits of these facilities.

          The timing of the 101 additional acres that started up between January and April of 1998 came at a time when market prices were on a seasonal decline going into the summer season and the crop cycle was coming to an end (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, the crop cycle of the Company's 42 acre Virginia greenhouse was adversely impacted by the delay of the lessor of the facility in obtaining the approval of its lenders required for the conversion and expansion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in the growing cycle which delayed tomato production beyond the favorable spring pricing period. As a result, this facility was unable to produce sufficient yield to cover costs. In addition, the Company subsequently determined that light levels in Virginia were sufficient to produce tomatoes in the winter and thus elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and begin a new crop that would come into initial harvest in December 1998 when the higher winter pricing is available in the marketplace. Also, the Buffalo, New York greenhouse had construction delays and was late in installing infrastructure and required systems, thereby delaying the start of the normal crop cycle and further impacting operating performance. These delays increased operating costs during the period ended January 3, 1999.

          The Company's Presidio facility in Texas began pepper production in the second half of 1998. Management decided, subsequent to January 3,1999, to end the crop prematurely in April 1999 due to unfavorable market prices. This resulted in a write down of inventory resulting in $1,784 of negative gross margin. The Company is currently converting the facility for tomato production and plans to begin harvesting these tomatoes in June 1999.

          Selling, general and administrative expenses increased $4,320 or 108% to $8,307 for the period ended January 3, 1999 from $3,987 for the same period in 1997, primarily due to non-recurring merger costs of $1,500, increased expenses attributable to the Company's four new greenhouse facilities, the expansion of the Company's sales, marketing, finance and greenhouse management operations, and post-merger transaction costs, including severance compensation to former officers and professional fees.

          Research and development expenses increased $37 or 18% to $239 for the period ended January 3, 1999 from $202 for the same period in 1997, due primarily to increases in personnel and related costs.

          Operating loss increased $6,560 to $7,589 for the period ended January 3, 1999 compared to a $1,029 operating loss for the same period in 1997. The increase in operating loss resulted primarily from a $2,203 decrease in gross profit for the period ended January 3, 1999 compared to the same period in 1997, and a $4,357 increase in operating expenses.

          Other expenses increased by $2,145 to $3,086 for the period ended January 3, 1999, compared to $941 for the same period in 1997, primarily due to increased interest expenses attributable to indebtedness incurred in connection with the development of the new greenhouse facilities. Interest expense, net, increased by $2,087 reflecting the higher level of debt outstanding during the period ended January 3, 1999 compared to the same period in 1997.

          The Company's net loss increased $7,807 or $0.67 per diluted share to $8,487 or $0.73 per diluted share for the period ended January 3, 1999 compared to a net loss of $680 or $0.06 per diluted share for the same period in 1997.

                          Year Ended June 30, 1998 vs.
                            Year Ended June 30, 1997

          The Company's net revenues increased $6,315 or 16% to $46,177 in 1998 from $39,862 in 1997 primarily due to increases in tomatoes product sales of $6,908, partially offset by a decrease in biological and agricultural product sales of $593. The following table sets forth the Company's net revenues by market for 1998 and 1997:

                                                    Years Ended
                                                      June 30,
                                                -------------------    Increase
                                                 1998        1997     (Decrease)
                                                -------     -------    ---------
Tomatoes ..................................     $28,871     $21,963    $ 6,908
Biological and Agricultural Products ......      17,306      17,899       (593)
                                                -------     -------    ---------
Consolidated ..............................     $46,177     $39,862    $ 6,315
                                                =======     =======    =========


          Net revenues increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Buffalo, Virginia and Marfa, Texas facilities (representing 101 acres) became operational in the first half of 1998 and recorded net revenues in 1998.

          Net revenues decreases for the biological and agricultural products market were primarily due to the delayed shipment and installation of equipment orders as a result of fire damage sustained at the manufacturer's facility. This decrease was partially offset by increases in the sales of other product lines. The result of the postponement of shipments caused by the fire had an adverse effect on the Company's operating results for the fourth quarter of fiscal 1998.

          Cost of revenues increased $9,568 or 30% to $41,847 in 1998 from $32,279 in 1997, primarily due to product sales increases. For tomatoes, cost of revenues increased $9,705, or 50% to $29,015 in 1998 from $19,310 in 1997, primarily due to the growth in production during 1998 associated with the three new facilities in Buffalo, Virginia and Marfa, Texas.

          Gross profit on net revenues decreased $3,253 or 43% to $4,330 in 1998 from $7,583 in 1997, while gross margin percentage on product sales decreased to 9% in 1998 from 19% in 1997. For tomatoes, gross profit decreased $2,797 to a gross loss of $144 in 1998 from a gross profit of $2,653 in 1997, while gross margin percentage decreased to 0% in 1998 from 12% in 1997 due to the abbreviated crop cycles, resulting in production costs being spread over lower sales, in the Buffalo and Virginia facilities and growing system problems at the Company's Fort Davis, Texas facility which have subsequently been corrected. For biological and agricultural products, gross profit decreased $456 or to $4,474 in 1998 from $4,930 in 1997, while gross margin percentage decreased to 26% in 1998 from 28% in 1997, due to decreased sales and a shift in product mix towards certain typically lower margin product lines.

          The facilities in Buffalo, New York and Virginia recorded $1,567 in combined gross losses because the timing of the construction completion and startup did not coincide with the optimal cropping cycle (seed, plant, grow, harvest) of these facilities during the first year of operations. The costs incurred at these facilities were naturally spread across lower production and sales due to the abbreviated growing cycle and, therefore, significantly lowered gross profits of these facilities.

          The timing of the 101 additional acres that started up between January and April of 1998 came at a time when market prices were on a seasonal decline going into the summer season and the crop cycle was coming to an end (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, the crop cycle of the Company's 42 acre Virginia greenhouse was adversely impacted by the delay of lessor of the facility in obtaining the approval of its lenders required for the conversion and expansion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in the growing cycle which delayed tomato production beyond the favorable spring pricing period. As a result, this facility was unable to produce sufficient yield to cover costs. In addition, the Company subsequently determined that light levels in Virginia were sufficient to produce tomatoes in the winter and thus elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and begin a new crop that would come into initial harvest in December 1998 when the higher winter pricing is available in the marketplace. Also, the Buffalo, New York greenhouse had construction delays and was late in installing infrastructure and required systems, thereby delaying the start of the normal crop cycle and further impacting operating performance. These delays increased operating costs during the quarter ended June 30, 1998.

          The facility at Fort Davis, Texas experienced significant production problems, resulting in lower production, thereby raising costs relative to sales. This resulted in the recording of $558 in negative gross profit.

          Selling, general and administrative expenses increased $3,457 or 50% to $10,336 in 1998 from $6,879 in 1997, primarily due to start-up costs attributable to the Company's three new greenhouse facilities and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

          Research and development expenses decreased $43 or 8% to $465 in 1998 from $508 in 1997, primarily due to reductions in personnel and related costs.

          In June 1997, the Company reversed $300 of accrued restructuring costs no longer deemed necessary for facilities consolidation and relocation, which relate to accrued restructuring costs originally recorded in 1995. In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880 to satisfy the remaining lease obligation of approximately $1,248 of principal and $17 of accrued interest, and returned certain leased equipment with a net book value of $308 to the finance company, which resulted in a reversal of a restructuring charge of $77 in 1997. The Company charged costs and expenses totaling $109 and $273 against the restructuring accruals during 1998 and 1997, respectively.

          Operating income decreased $7,044 to an operating loss of $6,471 for 1998 compared to operating income of $573 for 1997. The decrease in operating income resulted from a $3,791 increase of total operating expenses in 1998 compared to 1997, in addition to a $3,253 decrease in gross profit. The operating loss for 1998 was $6,471, a decrease in operating income of $6,667, compared to operating income of $196 for 1997, when the $377 in restructuring reversals are excluded. Operating expenses increased $3,414 or 46% to $10,801 for 1998 compared to $7,387 for 1997 when the restructuring reversals are excluded.

          Other income (expense) increased $1,493 or 78% to $3,404 net expense in 1998 compared to $1,911 net expense in 1997. The increase in other, net was primarily attributable to increased interest expense. Interest expense increased by $1,366 reflecting the higher level of debt incurred in connection with the development of the new greenhouse facilities.

          The Company's net loss increased $4,757 or $0.41 per share basic and diluted to a net loss of $4,237 or $0.36 per share basic and diluted for 1998 compared to net income of $520 or $0.05 per share basic and diluted for 1997. Excluding the $377 reversal of restructuring charges in 1997, the net income for 1997 was $143 or $0.01 per share basic and diluted.

                            Year Ended June 30, 1997
                      Compared to Year Ended June 30, 1996

          The Company's net revenues increased $15,194 or 62% to $39,862 in 1997 from $24,668 in 1996 primarily due to increases in tomato sales of $10,873, and biological and agricultural product sales of $4,321. The following table sets forth the Company's net revenues by market for 1997 and 1996:

                                                     Years Ended
                                                        June
                                                  1997         1996     Increase
                                                 -------     -------    --------
Tomatoes ...................................     $21,963     $11,090     $10,873
Biological and agricultural products .......      17,899      13,578       4,321
                                                 -------     -------    --------
Consolidated ...............................     $39,862     $24,668     $15,194
                                                 -------     -------    --------

          Net revenues increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Fort Davis, Texas and Pocono, Pennsylvania facilities (representing 53 acres) became operational in 1997 and recorded product sales in 1997.

          Product sale increases for the biological and agricultural products market were primarily due to increased selling efforts and market penetration for its substrate, postharvest equipment and irrigation systems product lines.

          Cost of revenues increased $13,676 or 74% to $32,279 in 1997 from $18,603 in 1996, primarily due to product sales increases. For tomatoes, cost of revenues increased $10,548 or 120% to $19,310 in 1997 from $8,762 in 1996, primarily due to the growth in production during 1997 associated with the two new facilities in Fort Davis, Texas and Pocono, Pennsylvania.

          Gross profit on net revenues increased $1,518 or 25% to $7,583 in 1997 from $6,065 in 1996, while gross margin percentage on product sales decreased to 19% in 1997 from 25% in 1996. Gross margin percentage decrease was primarily due to startup costs in the greenhouse tomatoes segment and a shift in product mix towards typically lower margin equipment product sales in the biological and agricultural products market, partially offset by increased sales of typically higher margin Biologicals, Bio-Blast and Bio-Save.

          Selling, general and administrative expenses increased $485 or 8% to $6,879 in 1997 from $6,394 in 1996, primarily due to increases in personnel and related costs.

          Research and development expenses decreased $510 or 50% to $508 in 1997 from $1,018 in 1996, primarily due to reductions in personnel and related costs and certain professional fees.

          In June 1997, the Company reversed $300 of accrued restructuring costs no longer deemed necessary for facilities consolidation and relocation, which relate to accrued restructuring costs originally recorded in 1995. In August 1996, the Company and a finance company reached a lease settlement agreement under which the Company paid $880 to satisfy the remaining lease obligation of approximately $1,248 of principal and $17 of accrued interest, and returned certain leased equipment with a net book value of $308 to the finance company, which resulted in a reversal of a restructuring charge of $77 in 1997. In 1996, the Company reversed $1,550 of accrued restructuring costs that related to a termination of a lease for its Worcester corporate headquarters and research and development facility.

          Operating income increased $370 to $573 for 1997 compared to an operating profit of $203 for 1996. The increase in operating income resulted from a $1,518 increase in gross profit, partially offset by an increase of $1,148 in total operating expenses in 1997 compared to 1996. Operating income for 1997 was $196, an increase of $1,543, compared to an operating loss of $1,347 for 1996, when the restructuring reversals are excluded. Operating expenses decreased $25 to $7,387 for 1997 compared to $7,412 for 1996 when the restructuring reversals are excluded.

          Other income (expense) increased $1,436 or 302% to $1,911 net expenses in 1997 compared to $475 net expense in 1996. The increase was primarily attributable to an increase in interest expense of $1,312 or 215%, resulting primarily from the higher average levels of long-term debt and capital lease obligations outstanding during 1997 compared to 1996.

          In 1996, the Company realized an extraordinary gain on the early extinguishment of debt of $241 or $0.02 per share basic and diluted with no related income tax effect.

          The Company's net income increased $393 or $0.04 per share basic and diluted to net income of $520 or $0.05 per share basic and diluted for 1997 compared to net income of $127 or $0.01 per share basic and diluted for 1996. Excluding amounts for the reversals of accrued restructuring costs and extraordinary gain, net income for 1997 was $143 or $0.01 per share basic and diluted, a $1,807 or $0.16 per share basic and diluted improvement, compared to the net loss of $1,664 or $0.15 per share basic and diluted for 1996. The excluded amounts for the reversals and extraordinary gain of accrued restructuring costs are: (i) for 1997: the $377 reversals of restructuring charges; and
          (ii) for 1996: (a) the $1,550 reversal of accrued restructuring costs, and (b) the $241 extraordinary gain on early extinguishment of debt.

          Liquidity And Capital Resources

          The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

          The Company is experiencing a significant liquidity shortfall primarily due to (i) the production start-up issues encountered at and crop cycle adjustments of the approximate 127 acres of additional greenhouse production capacity in its greenhouse tomato segment during 1998, discussed above, and (ii) the need to refinance its $21,600 aggregate principal amount of promissory notes issued to Cogentrix that becomes due on June 30, 1999 and its $3,000 line of credit, the extended due date of which is April 28, 1999. In addition, the Company did not make certain interest and principal payments due to its primary lender beginning on October 20, 1998, which constituted default, and is in default of financial covenants with its lenders. In February 1999, the Company cured its payment defaults with its primary lender. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and has substantially paid most other vendors whose payments were delayed.

          Production and sales, and correspondingly, cash flow has improved in the first quarter of calendar 1999 and the Company expects these improvements to generally continue through 1999. The Company's management has been in close contact with major suppliers and its lenders, and the parties are working cooperatively together to manage this cash flow shortfall. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until additional capital is raised. The Company is, as well, actively seeking the refinancing of its $21,600 aggregate principal amount of promissory notes and its $3,000 revolving line of credit related to its agricultural and biological products division. If the Company is not successful in refinancing the notes, it will seek a further extension of the due date or a restructuring of the terms of the notes. The Company has received a term sheet from a financial institution in the amount of $4,000 to replace its expiring revolving line of credit. The Company believes that it will finalize the replacement financing arrangement in April or May 1999. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension or restructuring of the notes or that the Company's creditors will not attempt to enforce legal remedies available to them.

          Village Farms International Finance Association ("VFIFA") is a non-profit cooperative formed by APD to obtain and provide construction, term and working capital financing for its members. VFIFA has entered into each of a line of credit agreement (the "Line of Credit Agreement"), a term loan agreement (the "Term Loan Agreement") and a construction loan agreement (the "Construction Loan Agreement") with CoBank, ACB ("CoBank"), as lender and as agent for other lenders which may become a party to such agreements (collectively, the "VFIFA Loan Agreements"). The VFIFA Loan Agreements collectively provide up to $60 million aggregate amount of borrowings availability to VFIFA. The proceeds of borrowings under the Loan Agreements are loaned by VFIFA to its members and eligible affiliates of APD (such loans to be referred to herein as "Underlying Loans" and the recipients of such loans to be referred to herein as "Underlying Borrowers").

          APD has guaranteed all of VFIFA's obligations under the VFIFA Loan Agreements. Advances under the VFIFA Loan Documents are secured by a first lien and security interest in all of the assets of VFIFA (including the agreements and instruments which evidence the Underlying Loans) and APD. APD is in default of a covenant contained in the VFIFA Loan Documents which requires it to maintain a 25% ratio of equity to long term debt. As a result of this default and the payment defaults that were subsequently cured, CoBank has notified the Company that until the default is cured, it will not advance funds under the VFIFA Loan Agreements.

          Under the terms of the Line of Credit Agreement, CoBank has agreed to lend VFIFA up to $13,319 on a revolving basis. Subject to CoBank's right to accelerate due to the existing default, borrowings under the Line of Credit Agreement become due on September 30, 1999; provided, however, that such date will be automatically extended for successive 12 month periods unless on or before July 31, either CoBank or VFIFA elects to terminate the agreement as of the following September 30.

          CoBank has agreed to loan VFIFA up to $46,681 under the Term Loan Agreement; provided, however, that CoBank's commitment under the Term Loan Agreement is effectively reduced by the amount of borrowings outstanding under the Construction Loan Agreement. Subject to CoBank's right to accelerate due to the existing default, all borrowings under the Term Loan Agreement become due on July 31, 2010.

          CoBank has agreed to make up to $30 million of loans to VFIFA under the Construction Loan Agreement. Subject to CoBank's right to accelerate due to the existing default, each advance made under the Construction Loan Agreement with respect to an Underlying Loan becomes due within 16 months from the date of the first advance made with respect to such Underlying Loan; provided, however, that the due date may be extended for a period of approximately 10 years if a commitment to issue permanent financing with respect to the Underlying Loan is issued under the Term Loan Agreement but the lenders under the Term Loan Agreement refuse to provide such refinancing.

          In the absence of a default, interest on amounts advanced under the Line of Credit Agreement accrues at a rate based upon the prime rate. Interest on amounts advanced under the Term Loan Agreement and the Construction Loan Agreement accrues at a rate based upon the prime rate unless VFIFA chooses a "Fixed Rate Option" (which is based upon a LIBOR rate) or a "Quoted Rate Option" (which is based upon a rated quoted by CoBank). Interest is payable monthly under all of the Loan Agreements. Due to the existing defaults under the VFIFA Loan Agreements, CoBank has imposed a default rate of interest which is equal to 4% above the base rate and notified VFIFA that the option to select an alternative interest rate is not currently available.

          The VFIFA Loan Agreements and the documents evidencing the Underlying Loans made by VFIFA contain covenants, including, among others, covenants which limit the ability of VFIFA, APD and the Underlying Borrowers to incur other indebtedness, pay dividends, make distributions, sell assets and participate in mergers and other acquisition transactions.

          As of January 3, 1999, $13,226 of borrowings were outstanding under the Line of Credit Facility, $42,798 of borrowings were outstanding under the Term Loan Agreement and $3,421 was outstanding under the Construction Loan Agreement.

          In April 1997, the Company and a lender entered into a $3,000 revolving line of credit agreement (the "Revolving Credit Agreement") for its biological and agricultural products division. In the absence of a default, funds borrowed under the Revolving Agreement bear interest at a rate of prime (7.75% at January 3, 1999) plus 2% and are secured by all the assets of the Company and all of the outstanding common stock of AGRO owned by the Company. The Revolving Credit Agreement imposes a financial covenant on the Company that requires a minimum tangible net worth of $750, as defined. The Company is currently not in compliance with this covenant. On November 24, 1998, the lender notified the Company of its intention to terminate the Revolving Credit Agreement on December 28, 1998. The Company and the lender have agreed to four extensions which extend the maturity date to April 28, 1999. The Company and the lender have agreed to certain other modifications of the Revolving Credit Agreement, including a reduction of the $1,200 inventory based borrowing limit by $40 each week which commenced on January 28, 1999 and an increase in the interest rate to prime plus 5%. As of January 3, 1999, approximately $2,253 of borrowings were outstanding under the Revolving Credit Agreement.

          In January 1999, the Company received a term sheet from an institutional lender for a $4,000 revolving line of credit which the Company intends to utilize to replace the Revolving Credit Agreement. The commitment letter provides that (i) the lender's obligation to advance funds will be subject to certain formulas based upon accounts receivable and inventory, (ii) interest will accrue at a rate per annum equal to the prime rate plus 2.75%, (iii) advances will be secured by all of the assets of EcoScience and (iv) the facility will have a two year term. The lender's obligation to provide the facility is subject to various conditions, including a satisfactory examination of the Company and the collateral, the approval of its credit committee and the absence of any material change in the condition of the Company. No assurance can be given that the Company and the lender will be able to finalize the proposed loan facility.

          A limited partnership owned by the Company owes a lender $804 plus accrued interest under a loan agreement entered into in connection with the acquisition and improvement of a greenhouse facility in Pennsylvania. This loan is secured by a mortgage on the greenhouse property and a first lien on all assets, excluding certain inventory and accounts receivable, of the limited partnership. The limited partnership is in default of a net worth covenant contained in the loan agreement. As a result, the lender has the right to accelerate the limited partnership's obligation to repay the outstanding indebtedness which is otherwise required to be repaid in quarterly installments during a 15 year period ending in June 2012. With the cooperation of the lender, the Company is currently in negotiations to sell the greenhouse (which is currently inoperative) and plans to use a portion of the proceeds to satisfy the loan made to the limited partnership.

          In March 1997, APD borrowed $1,375 from Cogentrix. The note representing this loan becomes due on June 2, 2000 and provides for quarterly interest and principal payments of $69. Borrowings under the note bear interest at the rate of 6% per annum.

          Cash and cash equivalents were $1,095 at January 3, 1999 compared to $1,189 at June 30, 1998. Cash used in operating activities totaled $6,015 for the period ended January 3, 1999 and principally consisted of a net loss of $8,487, minority interest in the net loss of the consolidated limited partnerships of $2,255 and an increase in inventory of $4,159; partially offset by an increase in accounts payable and accrued expenses of $6,094, and depreciation and amortization of $2,146. Cash provided by financing activities totaled $10,037 for the period ended January 3, 1999, which consisted principally of net borrowings under lines of credit of $8,332, proceeds from long-term debt of $3,602 and minority interest contributions of $1,000 partially offset by payments of long-term debt of $2,312, and S Corporation stockholder distributions of $400 (prior to the merger, APD was taxed as a S Corporation, which required this distribution for payment of related taxes by the APD shareholders). Cash used in investment activities for the period ended January 3, 1999 totaled $4,026, which consisted principally of purchases of property and equipment of $4,632, associated with the construction of an additional 26 acre greenhouse facility, and a decrease in non-current liabilities of $2,548; partially offset by a release of restricted cash of $2,500, which partially paid down debt in the amount of $1,500. The Company's current liabilities exceeded its current assets by $82,661 (which includes $44,756 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain technical defaults under the VFIFA Loan Documents) and its current ratio was
          0.20 to 1, at January 3, 1999 compared to 0.91 to 1, respectively, at June 30, 1998.

          Debt and capital leases increased by $30,523 to $85,797 at January 3, 1999 compared to $55,274 at June 30, 1998. The increase was attributable to borrowings under the Company's lines of credit, construction loans and the $21,600 of indebtedness in connection with the acquisition transaction with Cogentrix.

          The Company believes that its $1,095 of cash and cash equivalents and $127 of short-term investments as of January 3, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through January 4, 2000, provided that the Company can resolve its short term cash flow shortfall by raising additional capital and refinance its $21,600 aggregate principal amount of promissory notes due on June 30, 1999 and its $3,000 Revolving Credit Agreement due April 28, 1999. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 1999, current debt obligations and expected growth after January 4, 2000. The Company is currently attempting to raise debt and/or equity financing. In addition, the Company will attempt to restructure the VFIFA loan arrangement. If the Company is not successful in refinancing the $21,600 of notes, it will seek an extension of the due date or a restructuring of the terms of the notes. No assurance can be given that the Company will be able to complete the refinancings, restructure the VFIFA loan facility, obtain an extension or restructuring of the notes, or that the Company's creditors will not attempt to enforce legal remedies available to them.

          Seasonality

          The timing of the Company's operating revenues may vary as a result of the seasonal nature of its businesses. In addition, operating revenues may be affected by the timing of new product launches, acquisitions, sales orders, sales product mix, addition of growing capacity, cropping cycles, crop production and other economic factors. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

          Year 2000

          The Company has initiated an in-house assessment of Year 2000 ("Y2K") issues as they relate to the Company's information technology ("IT") and non-IT systems. The Company has completed its assessment of all computer hardware. The Company has determined that 95% of the Company's hardware is free of Year 2000 problems. The Company estimates that the replacement cost of non-compliant computer hardware will be approximately $10, which amount is budgeted for the second quarter of 1999. The Company expects that all computer hardware will be fully compliant by September 1, 1999.

          The Company has identified six software applications critical to the Company's operations. All such packages were purchased from third-party vendors. Four software applications constitute the Company's accounting applications. The software vendors for two of these applications have certified the packages to be Y2K compliant. The other two applications shall be Y2K compliant by the end of the second quarter of 1999. The Company is in the process of creating test plans for all accounting applications. The Company expects to complete such compliance testing by July 31, 1999.

          The Company's assessment of software applications relating to communications with business partners is 50% complete. All such applications assessed to date are Y2K compliant. The Company expects to complete its assessment of such applications by the end of the second quarter of 1999. The Company's remaining critical software applications relate to the operations of the Company's greenhouse facilities. The Company is awaiting a Y2K assessment and certification from the third-party vendors who maintain such software. Such assessment and the resulting certification or maintenance is scheduled for completion by the end of the second quarter of 1999.

          In addition to the above-referenced IT systems, the Company is currently assessing its non-IT systems including its telecommunications and security systems. This assessment of non-IT systems is 85% complete. To date, the Company has discovered no Y2K problems. The Company expects that all non-IT systems shall be Y2K compliant by the end of the second quarter of 1999.

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

          To date, the only anticipated Y2K costs to the Company will relate to the replacement of non-compliant computer hardware and upgrades of software. The cost of upgrading current software to become Y2K compliant is expected to be less than $10. The Company does not expect to incur Y2K assessment and compliance costs, as such assessments and compliance are performed by Company personnel.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses; which to date, such credit losses have been insignificant and within management's expectations. The merged entity is subject to a higher level of risk of this nature due to the higher level of business activity and a higher level of customer concentration.

          The Company is a party to certain loan arrangements which provide for variable interest rates. As a result, the Company is subject to increases in interest expense resulting from an increase in interest rates. The Merger, which changed the Company's debt to equity ratio from minor to significant, has increased this risk. The Company, from time to time, attempts to manage this risk through the purchase of interest rate cap agreements. The Company does not believe that it currently faces any material exposure to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

          The Company is subject to a number of risks similar to those of other companies in similar stages of development, including but not limited to (i) a history of losses, (ii) a need for additional financing,
          (iii) substantial debt, (iv) risks related to defaults under certain loan agreements, (v) the markets in which it competes are highly competitive, (vi) the share price of its common stock may be volatile,
          (vii) its operations are subject to extensive government regulation,
          (viii) its patent position is uncertain and its success depends, in part, on its proprietary rights, (ix) it depends on key personnel, (x) its Common Stock may be delisted by NASDAQ, (xi) its operating results may fluctuate significantly, (xii) its greenhouse operations may be adversely affected by crop disease and pestilence, and the perishability of its produce, (xiii) weather and other events could effect crop yields and damage greenhouse structures, (xiv) it is sensitive to price increases and raw materials, (xv) it depends on certain corporate relationships, (xvi) a significant percentage of its sales are made to a limited number of customers, (xvii) its directors and officers own a significant percentage of its capital stock (xiii) unanticipated expenses may be incurred relating to the integration of the businesses of the Company and APD as a result of the merger and
          (xiv) a sale of substantial number of shares may adversely impact the market price of its common stock. These factors could adversely affect future results and shareholder value.

Item 8.   Financial Statements and Supplementary Data

          The Company's consolidated financial statements for the transition period ended January 3, 1999 and the six month period ended December

          31, 1997 and the years ended June 30, 1998, 1997 and 1996 are set forth on pages F-1 through F-28.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this item, in addition to that set forth above in Part I under the caption "Executive Officers of the Registrant" is set forth in the section entitled "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") in connection with the Company's 1999 Annual Meeting of Stockholders to be held on May 24, 1999, and such information is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Security ownership of management and certain beneficial owners information related thereto is included in the section entitled "Security Ownership of Beneficial Owners and Management" contained in the Proxy Statement and such information is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

                                                                           Page
                                                                           ----
(a)   1 and 2    Financial statements and schedules:

                 Reference is made to the Index of Financial Statements and
                 Financial Statement Schedules hereinafter contained.......  F-1

            3    Exhibits:

                 Reference is made to the Index of Exhibits hereinafter
                 contained.................................................  E-1

(b)              Reports on Form 8-K:

          (1) Report dated September 30, 1998, describing changes in control of Registrant as a result of issuance of Common Stock pursuant to the Merger with Agro Power Development, Inc.

          (2) Report dated December 7, 1998 announcing execution of Stock Purchase Agreement with Cogentrix Energy, Inc.

          (3) Report dated January 8, 1999 announcing acquisition of interests in greenhouse operations from Cogentrix Energy, Inc. (as amended by Form 8-K/A, filed on March 15, 1999)

          (4) Report dated February 1, 1999 announcing sale of Post-Harvest Division

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Brunswick, the State of New Jersey, on April 19, 1999.

                                                     ECOSCIENCE CORPORATION


                                                 By:/s/ Michael A. DeGiglio
                                                    ----------------------------
                                                     Michael A. DeGiglio
                                                     President and Chief
                                                      Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below on this Registration Statement hereby constitutes and appoints Michael A. DeGiglio and J. Kevin Cobb, and each of them with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Registration Statement (including post-effective amendments and amendments thereto) and any registration statement relating to the same offering as this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                    Title                              Date
          ----                                    -----                              ----
/s/ Michael A. DeGiglio
------------------------     President, Chief Executive Officer (Principal      April 19, 1999
Michael A. DeGiglio          Executive Officer) and Director

/s/ J. Kevin Cobb
------------------------     Senior Vice President and Interm Chief Financial   April 19, 1999
J. Kevin Cobb                Officer (Principal Financial Officer)

/s/ Kurt Hoffman
------------------------     Secretary and Corporate Controller (Principal      April 19, 1999
Kurt Hoffman                 Accounting Officer)

/s/ Thomas A. Montanti
------------------------     Director                                           April 19, 1999
Thomas A. Montanti

/s/ David J. Ryan
------------------------     Director                                           April 19, 1999
David J. Ryan

/s/ Albert W. Vanzeyst
------------------------     Executive Vice President and                       April 19, 1999
Albert W. Vanzeyst           Director

/s/ Heinz K. Wehner
------------------------     Director                                           April 19, 1999
Heinz K. Wehner

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants .................................  F-2

Consolidated Balance Sheets as of January 3, 1999, June 30, 1998
     and 1997 ............................................................  F-3

Consolidated Statements of Operations for the fiscal years ended
     June 30, 1998, 1997, 1996 and the transition periods (see
     Note 2) ended January 3, 1999 and December 31, 1997
     (unaudited) .........................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
     fiscal years ended June 30, 1998, 1997 and 1996 and the
     transition period (see Note 2) ended January 3, 1999.................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended
     June 30, 1998, 1997 and 1996 and the transition periods (see
     Note 2) ended January 3, 1999 and December 31, 1997
     (unaudited) .........................................................  F-6

Notes to Consolidated Financial Statements ...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EcoScience Corporation:

     We have audited the accompanying consolidated balance sheets of EcoScience Corporation (a Delaware corporation) and subsidiaries as of January 3, 1999, June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the transition period (see
Note 2) ended January 3, 1999 and each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoScience Corporation and subsidiaries as of January 3, 1999, June 30, 1998 and 1997, and the results of their operations and their cash flows for the transition period (see Note 2) ended January 3, 1999 and each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, an accumulated deficit, negative working capital and was in default of certain covenants under its various debt agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 2, 1999

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                           January 3,              June 30,
                                                                                             1999            1998            1997
                                                                                          ---------       ---------       ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................................      $   1,095       $   1,189       $   3,009
     Restricted cash ...............................................................             --           2,500              --
     Short-term investments ........................................................            127             533             528
     Accounts receivable, less reserves of $551, $660 and $178 at January 3,
       1999, June 30, 1998 and 1997, respectively ..................................          7,271           6,809           3,456
     Assets held for sale ..........................................................          1,911           1,911              --
     Note receivable due from related party ........................................             --           1,838           1,838
     Inventories ...................................................................          9,209           5,050           6,716
     Other current assets ..........................................................          1,212           2,411           1,756
                                                                                          ---------       ---------       ---------
       Total current assets ........................................................         20,825          22,241          17,303
                                                                                          ---------       ---------       ---------
     Property, plant and equipment, net ............................................         65,200          53,136          45,225
     Restricted cash ...............................................................             --              --           3,250
     Intangible assets, net ........................................................         13,550           1,542           1,745
     Other noncurrent assets .......................................................          2,289           2,589           3,069
                                                                                          ---------       ---------       ---------
              Total assets .........................................................      $ 101,864       $  79,508       $  70,592
                                                                                          =========       =========       =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term borrowings .........................................................      $  37,080       $   7,148       $   3,950
     Current maturities of long-term debt ..........................................         47,557           5,043           3,878
     Current obligations under capital leases ......................................             42              55              59
     Accounts payable ..............................................................         11,102           5,080           3,916
     Accrued expenses and other current liabilities ................................          7,705           7,118           3,719
                                                                                          ---------       ---------       ---------
       Total current liabilities ...................................................        103,486          24,444          15,522
                                                                                          ---------       ---------       ---------
Noncurrent liabilities:
     Long-term debt, less current maturities .......................................            780          42,648          35,190
     Obligations under capital leases ..............................................            338             380             406
     Other long-term liabilities ...................................................          1,689           4,387           3,313
                                                                                          ---------       ---------       ---------
       Total noncurrent liabilities ................................................          2,807          47,415          38,909
                                                                                          ---------       ---------       ---------
Minority interest in limited partnerships ..........................................            665           7,767          12,115
Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $0.01 par value, 10,000,000 shares authorized; none
       issued and outstanding ......................................................             --              --              --
     Common stock, $0.01 par value, 100,000,000 shares authorized;
       12,619,278, 11,618,178 and 11,600,722 shares issued and outstanding
       at January 3, 1999, June 30, 1998 and 1997, respectively ....................            126             116             116
Additional paid-in capital .........................................................         55,574          57,509          57,426
Accumulated deficit ................................................................        (60,706)        (57,749)        (53,496)
Accumulated other comprehensive income (loss) ......................................            (88)              6              --
                                                                                          ---------       ---------       ---------
       Total stockholders' equity (deficit) ........................................         (5,094)           (118)          4,046
                                                                                          ---------       ---------       ---------
              Total liabilities and stockholders' equity (deficit) .................      $ 101,864       $  79,508       $  70,592
                                                                                          =========       =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                      Transition Period                    Years Ended
                                                                     (see Note 2) Ended                      June 30,
                                                                   ----------------------      ------------------------------------
                                                                               (Unaudited)
                                                                   January 3,  December 31,
                                                                     1999          1997          1998          1997           1996
                                                                   --------      --------      --------      --------      --------
Net revenues .................................................     $ 26,194      $ 17,835      $ 46,177      $ 39,862      $ 24,668
Cost of revenues .............................................       25,237        14,675        41,847        32,279        18,603
                                                                   --------      --------      --------      --------      --------
Gross profit .................................................          957         3,160         4,330         7,583         6,065
                                                                   --------      --------      --------      --------      --------
Operating expenses:
     Selling, general and administrative .....................        8,307         3,987        10,336         6,879         6,394
     Research and development ................................          239           202           465           508         1,018
     Asset valuation and restructuring reversal ..............           --            --            --          (377)       (1,550)
                                                                   --------      --------      --------      --------      --------
       Total operating expenses ..............................        8,546         4,189        10,801         7,010         5,862
                                                                   --------      --------      --------      --------      --------
Operating (loss) income ......................................       (7,589)       (1,029)       (6,471)          573           203
                                                                   --------      --------      --------      --------      --------
Other income (expense):
     Interest, net ...........................................       (2,928)         (841)       (3,289)       (1,923)         (611)
     Other, net ..............................................         (158)         (100)         (115)           12           136
                                                                   --------      --------      --------      --------      --------
       Total other expense ...................................       (3,086)         (941)       (3,404)       (1,911)         (475)
                                                                   --------      --------      --------      --------      --------
Loss before taxes, minority interest and extraordinary
     item ....................................................      (10,675)       (1,970)       (9,875)       (1,338)         (272)
Provision for income taxes ...................................           67            21            21            78           116
                                                                   --------      --------      --------      --------      --------
Loss before minority interest and extraordinary item .........      (10,742)       (1,991)       (9,896)       (1,416)         (388)
Minority interest ............................................        2,255         1,311         5,659         1,936           274
                                                                   --------      --------      --------      --------      --------
(Loss) income before extraordinary item ......................       (8,487)         (680)       (4,237)          520          (114)
                                                                   --------      --------      --------      --------      --------
Extraordinary item ...........................................           --            --            --            --           241
                                                                   --------      --------      --------      --------      --------
Net (loss) income ............................................     ($ 8,487)     ($   680)     ($ 4,237)     $    520      $    127
                                                                   ========      ========      ========      ========      ========
(Loss) earnings per share

Basic
     (Loss) income before extraordinary item .................     ($  0.73)     ($  0.06)     ($  0.36)     $   0.05      ($  0.01)
     Extraordinary item ......................................           --            --            --            --          0.02
                                                                   --------      --------      --------      --------      --------
     Net (loss) income .......................................     ($  0.73)     ($  0.06)     ($  0.36)     $   0.05      $   0.01
                                                                   ========      ========      ========      ========      ========
     Weighted average basic shares outstanding ...............       11,641        11,605        11,619        11,548        11,334
                                                                   ========      ========      ========      ========      ========
Diluted
     (Loss) income before extraordinary item .................     ($  0.73)     ($  0.06)     ($  0.36)     $   0.05      ($  0.01)
     Extraordinary item ......................................           --            --            --            --          0.02
                                                                   --------      --------      --------      --------      --------
     Net (loss) income .......................................     ($  0.73)     ($  0.06)     ($  0.36)     $   0.05      $   0.01
                                                                   ========      ========      ========      ========      ========
     Weighted average diluted shares outstanding .............       11,641        11,605        11,619        11,583        11,381
                                                                   ========      ========      ========      ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                       Common Stock
                                  -----------------------                                  Accumulated       Total
                                                             Additional                      Other       Stockholders'
                                  Number of     $0.01 Par     Paid-in       Accumulated   Comprehensive     Equity     Comprehensive
                                   Shares         Value       Capital         Deficit     Income (loss)    (deficit)   Income (loss)
                                 ----------    ----------    ----------     ----------     ----------     ----------   ------------
Balance at June 30, 1995 ....    11,288,589    $      113    $   55,768     ($  53,189)    ($      67)    $    2,625     $       --
Exercise of stock options ...           333            --             5             --             --              5             --
Issuance of common stock in
  settlement of WBDC lease ..       100,000             1           499             --             --            500             --
Unrealized gain on short-term
  investments ...............            --            --            --             --             67             67             67
S Corp Distributions ........            --            --            --           (314)            --           (314)            --
Net income ..................            --            --            --            127             --            127            127
                                 ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance at June 30, 1996 ....    11,388,922           114        56,272        (53,376)            --          3,010            194
                                                                                                                         ==========
Exercise of stock options ...         3,800            --            17             --             --             17             --
Issuance of common stock ....       208,000             2         1,137             --             --          1,139             --
S Corp Distributions ........            --            --            --           (640)            --           (640)            --
Net income ..................            --            --            --            520             --            520            520
                                 ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance at June 30, 1997 ....    11,600,722           116        57,426        (53,496)            --          4,046            520
                                                                                                                         ==========
Exercise of stock options ...        17,456            --            83             --             --             83             --
Unrealized gain on short-term
  investments ...............            --            --            --             --              6              6              6
Pooling adjustment ..........            --            --            --            314             --            314             --
S Corp Distributions ........            --            --            --           (330)            --           (330)            --
Net loss ....................            --            --            --         (4,237)            --         (4,237)        (4,237)
                                 ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance at June 30, 1998 ....    11,618,178           116        57,509        (57,749)             6           (118)        (4,231)
                                                                                                                         ==========
Exercise of stock options ...         1,100            --             5             --             --              5             --
Unrealized loss on short-term
  investments ...............            --            --            --             --             (4)            (4)            (4)
Cumulative translation
  adjustments ...............            --            --            --             --            (90)           (90)           (90)
S Corp conversion ...........            --            --        (5,930)         5,930             --             --             --
S Corp Distributions ........            --            --            --           (400)            --           (400)            --
Issuance of common stock ....     1,000,000            10         3,990             --             --          4,000             --
Net loss ....................            --            --            --         (8,487)            --         (8,487)        (8,487)
                                 ----------    ----------    ----------     ----------     ----------     ----------     ----------
Balance at January 3, 1999 ..    12,619,278    $      126    $   55,574        (60,706)    ($      88)    ($   5,094)    ($   8,581)
                                 ==========    ==========    ==========        =======     ==========     ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Transition Period
                                                                     (See Note 2) Ended                Years Ended June 30,
                                                                   ----------------------      ------------------------------------
                                                                               (Unaudited)
                                                                  January 3,   December 31,
                                                                     1999          1997          1998          1997          1996
                                                                   --------      --------      --------      --------      --------
Cash flows from operating activities:
     Net (loss) income .......................................     ($ 8,487)     ($   680)     ($ 4,237)     $    520      $    127
     Adjustments to reconcile net (loss) income to net
       cash used in by operating activities:
         Extraordinary Item ..................................           --            --            --            --          (241)
         Depreciation and amortization .......................        2,146         1,301         3,223         1,906           863
         Minority interest in limited partnership ............       (2,255)       (1,311)       (5,659)       (1,935)         (274)
         (Gain) loss on sale of investments ..................           (6)           --            --            (2)           58
         Loss (Gain) on sale of property, plant and
           equipment .........................................            1            (3)           (3)           --           (74)
         Gain on settlement of accounts payable ..............           --            --            --            --           (51)
         Reversal of restructuring charge ....................           --            --            --          (377)       (1,550)
         Changes in current assets and liabilities:
             Accounts receivable, net ........................         (462)         (917)       (2,818)       (1,002)         (488)
             Inventories .....................................       (4,159)       (3,704)       (1,987)       (2,427)       (2,216)
             Other current assets ............................        1,008        (1,015)       (1,040)         (553)         (598)
             Other ...........................................          105             3            73           (30)           (7)
             Accounts payable and accrued expenses ...........        6,094           908         5,015         1,081           831
                                                                   --------      --------      --------      --------      --------
         Net cash used in operating activities ...............       (6,015)       (5,418)       (7,433)       (2,819)       (3,620)
                                                                   --------      --------      --------      --------      --------
Cash flows from investing activities:
     Purchases of property, plant and equipment ..............       (4,632)      (14,306)      (26,099)      (28,244)      (17,499)
     Proceeds from sale of property, plant and equipment .....            2           343           628            50           368
     Purchases of short-term investments .....................           --            --            --          (503)           --
     Proceeds from sale of short-term investments ............          409            --            --           677         6,079
     Changes in restricted cash ..............................        2,500            --           750           455        (3,205)
     Decrease (increase) in other noncurrent assets ..........          243          (356)         (141)         (268)          (80)
     Decrease in other noncurrent liabilities ................       (2,548)       (4,606)       (3,532)           --            --
     Decrease (increase) in loan receivable ..................           --          (643)         (643)       (1,538)          131
     Proceeds from long-term construction liabilities ........           --            --            --           801         1,645
                                                                   --------      --------      --------      --------      --------
         Net cash used in investing activities ...............       (4,026)      (19,568)      (29,037)      (28,570)      (12,561)
                                                                   --------      --------      --------      --------      --------
Cash flows from financing activities:
     Issuance of common stock ................................           --            --            --         1,139             4
     Proceeds from exercise of stock options .................            5            83            83            17             1
     Debt issue costs ........................................         (134)         (601)         (601)       (1,507)       (1,012)
     Minority interest contribution ..........................        1,000         2,741         2,741         9,667         4,657
     Cash dividends ..........................................         (400)         (220)         (330)         (640)         (314)
     Proceeds from long-term debt ............................        3,602        14,306        24,299        28,123        16,239
     Net borrowings under line of credit .....................        8,332         5,394         7,148         2,045         1,905
     Payments on capital leases ..............................          (56)          (24)          (54)          (46)          (25)
     Payments on long-term debt ..............................       (2,312)       (3,849)       (5,225)       (6,146)       (4,294)
                                                                   --------      --------      --------      --------      --------
       Net cash provided by financing
           activities ........................................       10,037        17,830        28,061        32,652        17,161
                                                                   --------      --------      --------      --------      --------
     Effects of exchange rates on cash balances ..............          (90)           --            --            --            --
                                                                   --------      --------      --------      --------      --------
Net change in cash and cash equivalents ......................          (94)       (7,156)       (8,409)        1,263           980
Cash and cash equivalents at beginning of period .............        1,189      $  9,598      $  9,598         1,746           766
                                                                   ========      ========      ========      ========      ========
Cash and cash equivalents at end of period ...................     $  1,095      $  2,442      $  1,189      $  3,009      $  1,746
                                                                   ========      ========      ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (in thousands, except share data)

1.   OPERATIONS

     EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its subsidiaries and consolidated limited partnerships (collectively "APD"), Agro Dynamics, Inc. and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are primarily engaged in the production, marketing and sale of premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes products for the agricultural and biological industries.

     The Company derives most of its revenues from the sale of: (i) greenhouse tomatoes to retail supermarkets and dedicated fresh food distribution companies;
(ii) growing medium products and computerized environmental and irrigation control systems to the intensive farming and horticulture industries; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere. Prior to the sale of the Company's postharvest equipment division to Aweta, B.V., in February 1999 (see Note 14), the Company had also derived revenues from the sale of sorting, grading and packing systems to the produce packing industry.

     In 1988, EcoScience began full scale research and development operations, which continued through its fiscal year ended June 30, 1996. The Company incurred in excess of $30,000 in research and development costs during this phase of its growth and development. During fiscal 1994 and 1995, the Company incurred approximately $12,000 in restructuring charges to transition the Company from research and development to a commercial operation. This was enhanced through the beginning of greenhouse operations in 1994 by APD and the acquisitions of AGRO in November 1992 and EPSC in May 1994. In addition, the Company has also funded the construction and initial start-up operations of approximately 180 acres of greenhouse production capacity since mid-1996. EcoScience and APD completed a merger on September 30, 1998 (see Note 3), which resulted in approximately $1,500 in transaction costs. The above activities have been principally funded by the Company's initial private capitalization, public equity offerings in February 1992 and December 1993 and the combined $60,000 credit facility discussed in Note 10.

     As a result of the above, the Company has suffered significant recurring losses resulting in an accumulated deficit of $60,706 as of January 3, 1999. The Company is in violation of certain covenants under various debt agreements as of January 3, 1999, which has resulted in approximately $44,756 of debt being classified as current in the accompanying January 3, 1999 balance sheet which otherwise would have been classified as long-term. See Note 10 for further information regarding the Company's various defaults. This along with the note issued on December 30, 1998, in connection with the acquisition of certain minority interests in consolidated limited partnerships (see Note 4), has resulted in significant negative working capital; however, the Company's greenhouse operations are now believed by management to be approaching their optimal cropping cycles for the first time since the large 180 acreage expansion that began in mid-1996, with the exception of Village Farms of Presidio, L.P. ("VFP") (see Note 2a). Management's plan is focused on improving the gross profit of all greenhouse operations as a result of greater production volumes, sizing and efficiency through a full cropping cycle at each greenhouse facility.

     The Company believes that its $1,095 of cash and cash equivalents and $127 of short-term investments as of January 3, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, current acquisitions and to service its indebtedness through January 4, 2000, provided that the Company can resolve its near term cash flow problems by raising additional capital and refinance its $21,600 aggregate principal amount of promissory notes issued on December 30, 1998 and March 15, 1999 that are due on June 30, 1999, restructure its $60 million credit facility and refinance its $3,000 line of credit, for which the due date is April 28, 1999. The Company has engaged a financial advisor, who is assisting in the raising of additional funds to finance its ongoing operations during 1999 and expected growth after January 4, 2000. There can be no assurances that such efforts will be successful or that additional debt or equity financing can be obtained to meet working capital needs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of EcoScience and its wholly owned subsidiaries, APD, AGRO and EPSC.

     Through December 30, 1998, the Company consolidated four 50% owned limited partnerships due to the direction of power and control exerted by the Company's management in the normal course of business over the daily operations of Village Farms of Texas, L.P. ("VFT"), Pocono Village Farms, L.P. ("PVF"), Village Farms of Marfa, L.P. ("VFM") and Village Farms of Buffalo, L.P. ("VFB"). The remaining minority interests in these four limited partnerships were purchased from Cogentrix Delaware Holdings, Inc. ("Cogentrix") on December 30, 1998 (see Note
4).

     On August 31, 1998, the Company entered into an agreement with two wholly-owned subsidiaries of Agro Rent B.V. ("Agro Rent") to form a limited partnership in Presidio County, Texas (the "VFP Agreement"). The purpose of the VFP Agreement was to develop and operate a 41 acre greenhouse for the purpose of producing and selling peppers. Due to the inability to attain the desired level of financing only 26 acres of the greenhouse has been constructed. The VFP Agreement defined the Company and Agro Rent as approximate 86% and 14% owners, respectively. Therefore, the 86% interest in VFP is included in the accompanying consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Fiscal Year-End and Transition Period

     The Company has elected to change its fiscal year-end from the twelve month period ended June 30 to a 52-53 week fiscal year. The year-end date of such fiscal year shall be on the Sunday nearest December 31 of each year. The audited transition period financial statements will be as of January 3, 1999 and for the period from July 1, 1998 through January 3, 1999 (the "transition period").

     The unaudited consolidated financial information included herein for the six months ended December 31, 1997 have been included for comparative purposes to the audited transition period and have been prepared in accordance with generally accepted accounting principles for interim financial statements. In the opinion of the Company, these unaudited consolidated financial statements reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data on a basis consistent with that of the audited data presented herein.

     (c)  Use of Estimates in the Preparation of Financial Statements

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

     (d)  Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents and short-term investments consist of highly liquid investments and are stated at the lower of cost or market value. Cash and cash equivalents consist of investments with original maturities of less than 90 days. Short-term investments have original maturities greater than 90 days and such securities are classified as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company uses the specific identification method in determining the cost basis of short-term investments, and in computing any realized gains or losses from the sale of such securities.

     Cash and cash equivalents consist of cash and highly liquid money market funds, the balance of which was $1,095, $1,189 and $3,009 at January 3, 1999, and June 30, 1998 and 1997, respectively. Short-term investments consist of United States government obligations with an original maturity date of greater than 90 days, the balance of which was $127, $533 and $528 at January 3, 1999, and June 30, 1998 and 1997, respectively.

     (e)  Restricted Cash

     The Company had restricted cash of $2,500 and $3,250 at June 30, 1998 and 1997, respectively. The amounts were held as collateral for certain outstanding debt. (See Notes 5 and 10).

     (f)  Inventories

                                         January 3,              June 30,
                                          ------          ----------------------
                                           1999            1998            1997
                                          ------          ------          ------
Raw materials ..................          $   77          $   74          $   17
Crop inventory .................           6,582           2,724           4,776
Finished goods .................           2,550           2,252           1,923
                                          ------          ------          ------
                                          $9,209          $5,050          $6,716
                                          ======          ======          ======

     Crop inventories represent direct and indirect production costs incurred before harvesting the annual tomato and growing crops. Growing crops are valued at the lower of cost or estimated market. Finished goods inventories include material, labor and overhead. Raw materials and finished goods are stated at the lower of first-in, first-out ("FIFO") cost or market.

     (g) Property, plant and equipment.

     Property, pant and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of these assets over their useful lives as follows:

         Classification                                 Estimated Useful Life
         --------------                                 ---------------------

         Land........................................             --
         Land improvements...........................         5-20 years
         Greenhouses.................................          20 years
         Greenhouse improvements.....................        10-20 years
         Greenhouse equipment........................         5-10 years
         Computer and office equipment...............         5-7 years
         Laboratory equipment........................          5 years

     Leasehold improvements and assets held under capital leases are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

     (h)  Intangible Assets

     Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over 20 years. Other intangible assets relating to acquired businesses consist principally of amounts attributable to distribution agreements. The amortization for distribution agreements is on a straight line basis over five years. On December 30, 1998, the Company acquired the minority interests in certain limited partnerships. The goodwill resulting from this transaction was $12,058 (see Note
4).

     Goodwill, net of accumulated amortization, was $13,550, $1,542 and $1,745 at January 3, 1999, June 30, 1998 and 1997, respectively. The accumulated amortization of goodwill and other intangible assets totaled $509, $459, and $823 at January 3, 1999, June 30, 1998 and 1997, respectively. Amortization of goodwill and other intangible assets included in the accompanying consolidated statements of operations was $50, $136, $204 and $204 in the transition period ended January 3, 1999 and fiscal years 1998, 1997 and 1996, respectively.

     (i)  Revenue Recognition

     Revenue from tomato product sales is recognized upon shipment by the Company. Certain equipment sales are recognized upon installation and include certain warranty provisions.

     (j)  Research and Development Expenses

     The Company charges research and development expenses to operations as incurred. Expenses incurred by EcoScience under third party funded research and development programs totaled approximately $43, $53, $7, and $0 in transition period ended January 3, 1999 and fiscal years 1998, 1997 and 1996, respectively. Expenses incurred under Company funded research and development programs totaled approximately $196, $412, $501 and $1,018 in the transition period ended January 3, 1999 and fiscal years 1998, 1997 and 1996.

     (k)  Foreign Currency Translation

     The assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at current exchange rates and the related revenue and expense items are translated at average annual exchange rates. The aggregate effect of translation losses is reflected as a component of accumulated other comprehensive loss in the accompanying financial statements until the sale or liquidation of the underlying foreign investment.

     (l)  Earnings (Loss) Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of both basic and diluted earnings per share in the Consolidated Statement of Operations. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

     The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                  Transition
                                                 Period Ended
                                                  January 3,        Years ended June 30,
                                                 ------------  ----------------------------
                                                      1999      1998       1997       1996
                                                    ------     ------     ------     ------
Weighted average common shares outstanding ....     11,641     11,619     11,548     11,334
Dilutive effect of common shares
     issuable (1) .............................         --         --         35         47
                                                    ------     ------     ------     ------
Weighted average common shares outstanding
     assuming dilution ........................     11,641     11,619     11,583     11,381
                                                    ======     ======     ======     ======

(1) Issuable under common stock purchase warrants and stock option plans.

     Common stock purchase warrants and stock options at January 3, 1999, June 30, 1998, 1997 and 1996 to purchase 259,209, 281,491, 185,673 and 119,829 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because their effect would be anti-dilutive.

     (m)  Fair Value of Financial Instruments

     No class of financial instrument had a material difference between its carrying value and estimated fair value based on market quotations, projected cash flows or other estimating methods. See Note 10 for the estimated fair value of certain debt agreements.

     (n)  Supplemental Cash Flow Information

     The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:

                                                                     Transition
                                                                    Period Ended
                                                                     January 3,                     Years ended June 30,
                                                                    ------------        -------------------------------------------
                                                                        1999              1998             1997              1996
                                                                      --------          --------         --------          --------
Cash paid for:
     Interest ...............................................         $  1,828          $  3,320         $  2,761          $  1,004
     Income taxes ...........................................                2                 5              175                73

Non-cash investing and financing activities:
     Disposition of assets under capital
       lease ................................................               --                --              308             2,936
     Termination of capital lease obligation ................               --                --             (405)           (3,500)
     Termination of operating lease
       obligation and related reduction of
       accrued restructuring costs ..........................               --                --               --            (2,050)
     Issuance of common stock in exchange
       for termination of operating lease
       obligation ...........................................               --                --               --               500
     Assets acquired under capital leases ...................               --               319              451                --
     Interest capitalized ...................................              165               384              384               285
     Acquisition of minority interests ......................          (26,921)               --               --                --
     Cancellation of notes and related
       interest, net ........................................            1,321                --               --                --
     Issuance of acquisition notes payable ..................           21,600                --               --                --
     Issuance of common stock ...............................            4,000                --               --                --

     (o)  Long-Lived Assets

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of " ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment from changes in circumstances that would indicate the carrying amount of an asset may not be fully recoverable. As a result of its review during the transition period, the Company does not believe any impairment exists in the recoverability of its long lived assets.

     (p)  Stock Based Compensation

     The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which encourages, but does not require, an entity to account for employee stock based compensation under a fair value based method. SFAS 123 allows an entity to continue to measure compensation cost for employee stock based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company continues to account for employee stock based compensation using the intrinsic value based method and is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 12).

     (q)  Income Taxes

     The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes". This statement requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statements, carrying amounts and the tax basis of assets and liabilities at currently enacted tax laws and rates. Prior to the merger on September 30, 1998, APD elected, by consent of their stockholders, to be treated under the provisions of Subchapter S of the Internal Revenue Code, Section 1372. Under such provisions, earnings and losses of APD were passed through to the stockholders in proportion to their ownership interest and reported on their individual income tax returns. Accordingly, no provision for Federal income taxes had been made in the APD financial statements. All distributions paid to stockholders through September 30, 1998 were paid in part to fund Federal and state income tax obligations of the stockholders arising from the income generated by APD (see Note 13).

     (r)  Accumulated Other Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and presenting information on comprehensive income and its components in annual and interim financial statements. The Company adopted SFAS 130 as of July 1, 1998. Comprehensive income (loss) includes net income, unrealized gains on available-for-sale securities and foreign currency translation adjustments. The Company has disclosed comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity (Deficit).

     (s)  Reclassifications

     Certain amounts in the previous years consolidated financial statements have been reclassified to conform to the transition period presentations.

3.   MERGER WITH AGRO POWER DEVELOPMENT, INC.

     On September 30, 1998, the Company issued 9,421,487 shares of the Company's common stock, $0.01 par value, to the holders of the common stock of APD, a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company (the "Merger"). The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain stockholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the Merger, the stockholders of APD owned approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

     The merger has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the merger with APD, accounted for as a pooling of interests, as if the merger had occurred at the beginning of the earliest period presented.

     The effective date of the merger, September 30, 1998, was during the transition period ended on January 3, 1999. The following table summarizes the results of operations of EcoScience and APD on a separate company basis for the period (July 1, 1998-September 30, 1998) before the combination was consummated that is included within the consolidated statement of operations for the transition period ended January 3, 1999.

                                                 (Unaudited)
                                       EcoScience             APD
                                       -------------        ------
Net revenues...........................  $6,028  (1)        $4,557
                                         ======             ======
Net loss............................... ($1,088) (1)       ($2,593)
                                         ======             ======
S Corporation distributions............  N/A                  $400
                                                            ======

(1) The net revenues and net loss amounts for EcoScience above include transactions with APD during the period that resulted in approximately $1,877 in net revenues and $211 in gross profit, respectively.

     The following sets forth the reconciliations of net revenue and net income
(loss) previously reported by the Company to the combined amounts presented in the accompanying historical consolidated statements of operations:

                                                Years Ended June 30,
                                       1998             1997             1996
                                     --------         --------         --------
Net revenues:
   EcoScience ...............        $ 22,317         $ 20,853         $ 14,151
   APD ......................          28,871           21,963           11,090
Eliminations ................          (5,011)          (2,954)            (573)
                                     --------         --------         --------
   Total ....................        $ 46,177         $ 39,862         $ 24,668
================================================================================
Net (loss) income:
   EcoScience ...............        ($   967)        $    385         ($   587)
   APD ......................          (3,010)             356              734
Eliminations ................            (260)            (221)             (20)
                                     --------         --------         --------
   Total ....................        ($ 4,237)        $    520         $    127
================================================================================

     On September 30, 1998, APD's S Corporation tax status was terminated as it became a wholly-owned subsidiary of a C Corporation. The accumulated deficit of $5,930 on the merger date was reclassified to additional paid-in-capital in the accompanying consolidated statement of stockholders' equity (deficit).

     The Company incurred approximately $1,500 of transaction costs in connection with the merger, which were charged to operations during the transition period.

     The financial statements, for periods prior to the September 30, 1998 merger are reported using EcoScience's historical financial reporting periods. EcoScience's historical financial statements are presented for the years ended June 30, 1998, 1997 and 1996. In addition, since APD's historical fiscal year, for periods prior to the September 30, 1998 merger, ended on the Sunday nearest December 31, the accompanying June 30, 1998 financial statements required APD to recast its 1998 historical financial statements to conform to and be combined with EcoScience's fiscal year ended June 30, 1998. The APD financial data combined into the accompanying financial statements for the years ended June 30, 1997 and 1996 represent the historical financial statements for APD for the 52 week periods ended December 28, 1997 and December 29, 1996, respectively.

     Due to the periods being combined, the 26 week period ended December 28, 1997 for APD is included in the combined financial statements for both periods ended June 30, 1998 and 1997. Revenues for the 26 week period ended December 28, 1997 totaled $8,656 and both loss before extraordinary item, of which there were none, and net loss amounted to $94. S Corporation distributions of $220, which occurred during the 26 week period ended December 28, 1997, were included for both periods ended June 30, 1998 and 1997. Accordingly, the accompanying consolidated statements of Stockholders' Equity (Deficit) for the year ended June 30, 1998, reflects a $314 pooling adjustment to the accumulated deficit to reverse the impact of including this historical activity twice.

4.   ACQUISITION

     On December 30, 1998, the Company acquired, through the acquisition of four entities, the Cogentrix minority interests in certain investments of APD that operate four of the Company's greenhouse operations. The purchase price of the minority interests consisted of 1,000,000 shares of EcoScience common stock valued at $4.00 per share, the market value at the time of the acquisition, and a $20,600 note bearing interest at a rate of 11.25% per annum, which was originally due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999. In connection with the extension, the Company issued Cogentrix an additional note in the principal amount of $1,000 which has terms similar to the original note and becomes due on June 30, 1999. The notes are secured by all of the outstanding capital stock of APD and the Acquired Companies. EcoScience is currently seeking additional debt and equity financing to fulfill this obligation. If the Company is not successful in refinancing the $21,600 aggregate principal amount of notes, it will seek an extension of the due date or a restructuring of the terms of the notes. There can be no assurances that EcoScience will be successful in these efforts.

     As a condition to the acquisition, EcoScience agreed to register the 1,000,000 shares of common stock for public sale. In the event the stock is not registered by June 15, 1999, EcoScience may be required, at the election of Cogentrix, to repurchase the 1,000,000 shares from Cogentrix at a price equal to the greater of $4.00 or the market price the day prior to the repurchase demand, as provided.

     Additional consideration given in the transaction is as follows: (i) termination of an option agreement with Cogentrix, pursuant to which APD granted to Cogentrix certain rights to participate in future projects involving the development, acquisition, owning of or operating by APD of any greenhouse facility at which fruit or vegetables are to be grown, as defined; (ii) Cogentrix assigned and contributed its note receivable of $643 along with its accrued interest ($65), due from APD to Cogentrix Greenhouse Investment, Inc. (one of the entities acquired) and (iii) one of the greenhouse limited partnerships cancelled its note receivable due from Cogentrix in the amount of $1,838, along with its accrued interest ($191). Following the cancellation and the acquisition of the minority interests by EcoScience, Cogentrix Greenhouse Investment, Inc. issued a promissory note payable to that greenhouse limited partnership in the same amount. The Company has estimated $325 in transaction costs will be incurred in connection with this acquisition.

     The financial statements reflect the preliminary allocation of the $27,246 purchase price, which includes a $9,340 fair value increase of certain minority interest assets acquired. The allocation has not been finalized due to ongoing negotiations relating to the notes issued in connection with this acquisition and all of the finalized appraisals regarding the fair values of the assets acquired have not been received by the Company. Accordingly, in 1999 goodwill associated with the acquisition may change. The excess of the purchase price over the fair value of the net assets acquired is estimated to be approximately $12,058 and is being amortized on a straight-line basis over 20 years (see also
Note 2h).

     The $1,838 note was previously issued in March 1997 by a subsidiary of APD. The note was unsecured, interest was payable at 6.0% per annum and principal and interest were due on demand and it was reflected in the accompanying financial statements as a note receivable due from related party. See Note 10 for a description of the note payable from APD to Cogentrix also affected by this acquisition.

     The acquisition of minority interests described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations continued to reflect minority interests through the December 30, 1998 closing date. The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1997:

                                    Transition period ended      Year ended
                                        January 3, 1999        June 30, 1998
                                    -----------------------    -------------
Net revenues ....................          $ 26,194              $ 46,177
Net loss ........................          $(12,526)             $(13,467)
Net loss per share ..............          $  (0.99)             $  (1.07)

5.   ASSETS HELD FOR SALE

         The Company is attempting to sell a greenhouse property that was damaged by a tornado. Estimated costs of approximately $500 to be incurred through the estimated sale date (May

1999) were accrued by the Company. The assets, totaling $1,911, have been disclosed as held for sale in the accompanying January 3, 1999 and June 30, 1998 Consolidated Balance Sheets.

6.   OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                             January 3,           June 30,
                                             ----------     --------------------
                                               1999          1998          1997
                                              ------        ------        ------
Government grant .....................        $  400        $   --        $   --
Prepaid equipment project costs ......           322           838           653
Non-trade receivables ................           237           207           504
Interest receivable ..................            --           214            93
Merger costs .........................            --           653            --
Other ................................           253           499           506
                                              ------        ------        ------
                                              $1,212        $2,411        $1,756
                                              ======        ======        ======

     The $653 in merger costs (see Note 3) as of June 30, 1998, along with other merger costs incurred during the period July 1, 1998 through the effective date of the merger for a total of approximately $1,500, were expensed in the transition period.

7.   PROPERTY, PLANT AND EQUIPMENT


     Propert, plant and equipment consist of the following:

                                         January 3,            June 30,
                                         ----------     ----------------------
                                            1999          1998          1997
                                          --------      --------      --------
Land ................................     $    973      $    986      $  1,102
Land improvements ...................        2,266         1,236         1,326
Greenhouses .........................       54,062        33,540        35,109
Greenhouse improvements .............          239           203           717
Greenhouse equipment ................       11,250         9,111         7,908
Computer and office equipment .......        1,808         1,779         1,154
Laboratory equipment ................           65            65            65
Leasehold improvements ..............           62            62            62
Construction in progress ............           --         9,837            --
                                          --------      --------      --------
                                            70,725        56,819        47,443
                                          --------      --------      --------
Less accumulated depreciation
 and amortization ...................       (5,525)       (3,683)       (2,218)
                                          --------      --------      --------
                                          $ 65,200      $ 53,136      $ 45,225
                                          ========      ========      ========

     Included in the amounts above are $435, $547 and $563 in assets held under capital leases at January 3, 1999, June 30, 1998 and 1997, respectively.

8.   OTHER NONCURRENT ASSETS

     Other noncurrent assets consist of the following:

                                         January 3,             June 30,
                                         ----------      ----------------------
                                            1999           1998           1997
                                          -------        -------        -------
Debt issuance costs (1) ...........       $ 2,517        $ 2,558        $ 2,520
Security deposits .................            77             65             57
Notes receivable ..................           106            270            229
Other .............................            28            355            420
                                          -------        -------        -------
                                            2,728          3,248          3,226
Less accumulated amortization .....          (439)          (659)          (157)
                                          -------        -------        -------
                                          $ 2,289        $ 2,589        $ 3,069
                                          =======        =======        =======

(1) Debt issuance costs represent amounts incurred in obtaining financing for various greenhouse construction facilities. Included in these costs are the unamortized premiums paid for the purchase of interest rate cap agreements (see Note 10). The premiums paid are being amortized to interest expense over the terms of the cap agreements (5 years).

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                        In Thousands
                                             January 3,           June 30,
                                             ----------     --------------------
                                               1999          1998          1997
                                              ------        ------        ------
Payroll related costs ................        $  540        $  622        $  309
Professional fees ....................           833           187           186
Accrued warranty costs ...............            50            72            59
Accrued inventory purchases ..........           546           344           620
Customer deposits ....................           415         1,209           971
Interest .............................         2,707         1,239           265
Rent .................................            --           651            --
Third party grower ...................            46            42           398
Insurance ............................           199           245           174
Utilities ............................           401           241            33
Restructuring ........................           344           198           307
Severance ............................           127            --            --
Repairs and maintenance ..............           257            --            --
Sales tax ............................           201            --            --
Greenhouse costs .....................            --           797            --
Other ................................         1,039         1,271           397
                                              ------        ------        ------
                                              $7,705        $7,118        $3,719
                                              ======        ======        ======

10.  DEBT

     (a)  Short-term borrowings

     Short-term borrowings consists of the following:

                                            January 3,           June 30,
                                            ----------     ---------------------
                                               1999          1998          1997
                                             -------       -------       -------
Revolving line of credit(1) ..........       $ 2,254       $ 1,091       $    --
VFT revolving line of credit(2) ......            --            --         2,000
VFIFA line of credit(3) ..............        13,226         6,057         1,950
Note payable to Cogentrix(4) .........        21,600            --            --
                                             -------       -------       -------
                                             $37,080       $ 7,148       $ 3,950
                                             =======       =======       =======

     (b)  Long-term debt

     Long-term debt consists of the following:

                                                        January 3,           June 30,
                                                        ----------    ----------------------
                                                           1999         1998          1997
                                                         --------     --------      --------
VFT term loan credit facility(2) ...................     $     --     $ 18,181      $ 18,414
VFIFA construction and term loan credit facility (3)       46,219       26,478        16,486
PVF non-revolving line of credit(5) ................          804        1,201         2,125
Notes payable to Cogentrix(6) ......................        1,071        1,743         1,949
Other long-term debt ...............................          243           88            94
                                                         --------     --------      --------
                                                           48,337       47,691        39,068
                                                         --------     --------      --------
Less-current maturities ............................      (47,557)      (5,043)       (3,878)
                                                         --------     --------      --------
                                                         $    780     $ 42,648      $ 35,190
                                                         ========     ========      ========

(1) On November 24, 1998, the lender to the biological and agricultural products segment notified the Company of its intention to terminate the revolving line of credit on December 24, 1998. The Company and the Bank have agreed to four extensions to the revolving line of credit, since November 24, 1998, which make the maturity date April 28, 1999.

     The Company and the Bank have also agreed to the following modifications of the revolving line of credit pursuant to the extensions of the maturity date and forbearance period; (i) reduction of the $1,200 inventory based borrowing limit by $40 each week commencing the week of January 28, 1999 and (ii) an increase to the interest rate to prime plus 5.0%. As of January 3, 1999, the Company had $747 of additional borrowing availability under the revolving line of credit. The Company has received a term sheet from a financial institution in the amount of $4,000 to replace this existing revolving line of credit. Although no assurance can be given, the Company believes that it will finalize the replacement financing arrangement in April or May 1999.

(2) On August 14, 1998, the VFT revolving line of credit was terminated, the Debt Service Reserve (restricted cash) was released and applied to outstanding principal under the Term loan, the Additional Debt Service Reserve (restricted cash) was released to VFT for working capital purposes and the remaining outstanding principal under the Term Loan ($16,681) was assigned by the lenders to Village Farms International Finance Association ("VFIFA"), a wholly-owned subsidiary of the Company. VFIFA repaid the $16,681 utilizing availability under the VFIFA construction and term loan credit facility (see below). A new repayment schedule for the $16,681, to reflect the $1,500 paydown, was provided to VFIFA by the Lenders. The final quarterly installment is due and payable on March 31, 2007.

     In October 1996, VFT purchased an interest rate cap ("Rate Cap") from a bank for $307. The Rate Cap protected VFT from increases in interest rates above 6.5% (excluding the applicable margin) for a period of five years on $10,000 of outstanding debt. The purchase is reflected in other noncurrent assets in the accompanying consolidated balance sheets (see Note 8) and is being amortized to interest expense on a straight-line basis over the life of the Rate Cap (sixty months).

(3) In June 1997, VFIFA negotiated a $60,000 combined credit facility (the "VFIFA Facility") with a bank (the "Lender"). The combined VFIFA Facility consists of a term loan, construction loan ($50,000, with construction borrowings not to exceed $30,000) and revolving line of credit commitment ($10,000). The proceeds from the borrowings under the VFIFA Facility are loaned by VFIFA to its members, which are all wholly-owned subsidiaries of the Company. APD has guaranteed all obligations incurred under the VFIFA Facility. Advances under the VFIFA Facility are secured by the assets of APD, VFIFA and any underlying borrower. The maturity date of the VFIFA Facility is July 31, 2010.

     In April 1998, VFIFA completed the final advances under the construction loans for the VFM and VFB greenhouse facilities and converted the $26,478 in aggregate construction financing into a term loan (the "VFIFA Term Loan"). The VFIFA Term Loan is being repaid in 40 quarterly installments which commenced on June 30, 1998. As previously discussed, the VFIFA Term Loan borrowings were increased by $16,681, when VFIFA purchased the VFT Term Loan on August 14, 1998. On August 31, 1998 and in connection with the formation of VFP, the remaining construction loan availability of $3,522 was allocated for financing of the VFP greenhouse facility. On September 29, 1998, the VFIFA Facility was amended to approve APD's merger with EcoScience and to change the availability under the revolving line of credit and term loan from $10,000 and $50,000, respectively, to $13,319 and $46,681, respectively. The aggregate commitment under the VFIFA Facility of $60,000 remained unchanged.

     Prior to December 1, 1998, interest rate options were selected by VFIFA on all or any portion of the borrowings at a base rate (prime), a fixed (LIBOR) rate or a quoted rate, as defined in the VFIFA Facility. Originally, interest was payable monthly at the maturity of an applicable LIBOR rate election period under all commitments outstanding under the VFIFA Facility. Each interest rate option has an applicable margin over such rate in determining the total interest rate associated with each borrowing. The applicable margin for each interest rate option is based upon the relationship between annual debt service (principal and interest payments) and total cash flow, as defined, with cash flow as the numerator and debt service as the denominator. As the aforementioned relationship increases, the applicable margin for each interest rate election decreases. At January 3, 1999, the term loan borrowings were at various fixed rate elections, which combined with the applicable margin and 4% default interest (see below), resulted in interest rates between 11.75% and 13.23% At January 3, 1999, the construction loan borrowings were at various fixed rate elections, which combined with the applicable margin and 4% default interest (see below), resulted in interest rates between 12.26% and 12.63%. The various LIBOR rate elections were to be reset periodically during the term of the construction and term loan borrowings. Interest on the revolving line of credit is payable at the variable prime rate, as defined, 12.625% at January 3, 1999.

     As of January 3, 1999, $42,798, $3,421 and $13,226 of borrowings were outstanding under the VFIFA Term Loan, construction loan commitment and revolving line of credit commitment, respectively. The fair value of the VFIFA Facility was $59,347 as of

     January 3, 1999. The value of the VFIFA Facility at June 30, 1998 and 1997 approximated its book value. On December 1, 1998, the VFIFA Facility lenders informed VFIFA and the "Underlying Borrowers" (including VFT, PVF, VFM, VFB, VFP and APD) through written correspondence that they were not in compliance with certain terms and conditions of the VFIFA Facility. The events of default included (1) VFIFA's default of certain interest payments due (2) the Underlying Borrower's principal and interest payment default with VFIFA and (3) APD's default on the financial covenant contained in the guaranty to the VFIFA Facility relating to equity to senior long-term debt. The letter of default referred to interest defaults totaling approximately $1,000. Following the receipt of the letter, further debt service payment defaults occurred including additional interest defaults and principal payment defaults on the December 31, 1998 VFIFA Term Loan installments. In December 1998, VFIFA began to make debt service payments against the defaults identified in the December 1, 1998 letter. The final installment of the series of payments, totaling approximately $2,005 in the aggregate, for approximately $460, was made on February 12, 1999, which brought VFIFA and the Underlying Borrowers into full principal and interest compliance under the VFIFA Facility. However, APD and the Underlying Borrowers still remain in violation of certain financial covenants. The VFIFA Facility lenders expressly stated in the December 1, 1998 letter of default that they were not exercising their right under the VFIFA Facility to accelerate payment of all outstanding amounts, however, they were reserving their right to do so. As a result, the entire amount outstanding under the VFIFA Facility, $46,219, has been reflected in the current portion of long-term debt in the accompanying balance sheet, which includes $44,756 in debt that would otherwise have been classified as long-term. The VFIFA Facility lenders have informed VFIFA and the Underlying Borrowers that no further advances will be made under the VFIFA Facility and all outstanding VFIFA Facility balances will, as of December 1, 1998, bear interest at the default rate (4% in addition to the stated rates), until the violations of the financial covenants are cured.

     APD and VFIFA will be negotiating new terms to the existing VFIFA Facility in connection with the planned restructuring of the VFIFA Facility and the Company's capital raising efforts that are intended to bring VFIFA and the Underlying Borrowers into compliance with all defaults. There can be no assurance that APD and VFIFA will be able to renegotiate more favorable terms.

     In October 1997, VFIFA purchased two interest rate caps ("Rate Caps") from a bank for $436. The Rate Caps protect VFIFA from increases in interest rates above 6.5% for a period of five years commencing on December 31, 1997 on up to approximately $26,500 of debt under the VFIFA Facility. The purchases are reflected in other noncurrent assets in the accompanying consolidated balance sheets (see Note 8), and are being amortized to interest expense on a straight-line basis over the life of the Rate Caps (sixty months).

(4) On December 30, 1998, the Company entered into a promissory note payable to Cogentrix in the amount of $20,600 bearing an interest rate of 11.25%, originally payable at maturity on March 15, 1999. The financing was a result of the acquisition discussed in Note 4. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999 for $1,000. The notes are secured by all of the outstanding capital stock of APD and VFM, VFT, VFB and PVF. The Company is currently seeking additional debt and equity financing to fulfill this obligation, or alternatively will seek to renegotiate the terms of the notes. There can be no assurance that the Company will be successful in these efforts.

(5) In March 1997, PVF entered into a $2,200 loan agreement with a bank. As of January 3, 1999, there were no additional borrowings available under this loan. The loan was required to be repaid in sixty quarterly installments of $37 of interest and principal beginning on July 1, 1997, plus a final installment of any amount necessary to pay the indebtedness in full. The loan bears interest at a variable rate, as defined 9.25% at January 3, 1999, subject to the lender's applicable interest rate tier. The loan is secured by a real estate mortgage in the PVF property and a first lien on all assets, excluding inventory and accounts receivable, as defined. As of January 3, 1999, PVF was in violation of a financial covenant of the loan agreement. As such the entire amount outstanding under the loan agreement, $804 has been reflected in the current portion of long-term debt in the accompanying January 3, 1999 balance sheet. PVF was also required to maintain $750 of cash as replacement collateral for the portion of the PVF greenhouse assets sold to VFB during 1997. This amount was classified as restricted cash in the accompanying financial statements.

     As discussed in Note 5, the assets of PVF are held for sale as of January 3, 1999. The proceeds from the sale will be utilized to repay the remaining outstanding amounts under this loan agreement. PVF has already prepaid $750 and $425 of the outstanding borrowings with the replacement collateral and insurance proceeds, respectively.

(6) In March 1997, APD borrowed $643 from Cogentrix. The note was unsecured, interest was payable at 6.0% per annum and principal and interest were due on demand. On December 30, 1998, in connection with the acquisition of certain minority interests (see Note 4) by the Company, this note, and its accrued interest, of approximately $65, became payable to one of the entities acquired. Thus the amount is no longer payable to Cogentrix and all related amounts to this note eliminate in consolidation beginning on December 30, 1998. In March, 1997, APD borrowed $1,375 from Cogentrix. The note matures on June 2, 2002 with quarterly principal and interest payments of $69. Borrowings under the note bear interest at 6.0%.

     The aggregate maturities of debt as of January 3, 1999 are as follows:

                    1999                   $47,557
                    2000                       321
                    2001                       302
                    2002                       157
                                           -------
                                           $48,337
                                           =======

11.  LEASES

     (a)  Capital Leases

     The Company leases certain equipment under capital leases. Future minimum lease payments are as follows:

                                 1999                       $  67
                                 2000                          64
                                 2001                          64
                                 2002                          49
                                 2003                          30
                              Thereafter                      255
                                                            -----
                     Total minimum lease payments             529
                   Less amount representing interest         (149)
                                                            -----
                                                              380
                        Less current maturities               (42)
                                                            -----
                                                            $ 338
                                                            =====
     (b)  Operating Leases

     The future minimum lease payments as of January 3, 1999 are as follows:

                                 1999                     $ 3,986
                                 2000                       3,976
                                 2001                       3,944
                                 2002                       3,911
                                 2003                       3,944
                              Thereafter                   15,301
                                                          -------
                                                          $35,062
                                                          =======

     The above amounts reflect future minimum lease payments under an agreement executed on March 23, 1999, for the Company's new corporate office and warehouse space (approximately 20,000 square feet). The expected commencement date of the ten year lease is September 1, 1999.

     Rent expense under the Company's various lease agreements totaled approximately $2,114, $4,061, $1,830 and $2,262 for the transition period ended January 3, 1999 and the years ended June 30, 1998, 1997 and 1996, respectively.

     Included in noncurrent liabilities in the accompanying consolidated balance sheet is $876, $868 and $860 at January 3, 1999, June 30, 1998 and June 30, 1997, respectively, related to the effect of accounting for the scheduled rent increases on a straight-line basis over the applicable lease terms.

12.  STOCKHOLDERS' EQUITY (DEFICIT)

     (a) Amendment of Certificate of Incorporation for Reverse Stock Split and Increase in Authorized Capital Stock

     On September 30, 1998 the Company's certificate of incorporation was amended to effect a one for five reverse stock split of the Company's common stock, to increase the number of authorized shares of the Company's common stock from 25,000,000 shares to 100,000,000 shares and to increase the number of authorized preferred stock from 1,000,000 shares to

10,000,000 shares. The accompanying financial statements give retroactive effect to the one for five reverse stock split for all periods presented.

     (b)  Private Placement

     In September 1996, the Company sold 208,000 shares of common stock in a private placement. Net proceeds realized from the equity offering totaled $1,139,000 after fees and expenses totaling $161. In connection with the offering, the Company also issued a warrant to purchase 31,200 shares of its common stock at $10.00 per share to the placement agent.

     (c)  Common Stock Purchase Warrants

     The Company has issued warrants to purchase shares of its common stock to certain stockholders, directors and consultants of the Company. Outstanding warrants expire through 2002. The following table summarizes warrant activity for the three years ended June 30, 1998 and the transition period ended January 3, 1999:

                                                                                                       Weighted Average
                                                       Number of Warrants     Price Per Share Range     Exercise Price
                                                       ------------------     ---------------------    ----------------
Outstanding at June 30, 1995 ....................             72,009            $ 1.88  -  $55.00           $33.01
   Granted ......................................             50,000              6.88  -   15.00            10.76
   Cancelled ....................................            (30,217)             1.88  -   47.75            20.35
                                                             -------            -----------------           ------
Outstanding at June 30, 1996 ....................             91,792              6.88  -  $55.00            25.06
   Granted ......................................             56,311              5.00  -   18.75            11.51
   Cancelled ....................................            (15,792)            30.00  -   55.00            51.51
                                                             -------            -----------------           ------
Outstanding at June 30, 1997 ....................            132,311              5.00  -   48.75            16.18
   Granted ......................................                 --             --     -   --               --
   Cancelled ....................................             (8,000)            34.38  -   35.00            34.53
                                                             -------                                        ------
Outstanding at June 30, 1998 ....................            124,311              5.00  -   48.75           $15.00
                                                             =======                                        ======
Outstanding at January 3, 1999 ..................            124,311              5.00  -   48.75           $15.00
                                                             =======            =================           ======
Exercisable at January 3, 1999 ..................            124,311            $ 5.00  -  $48.75           $15.00
                                                             =======            =================           ======

     (d)  Stock Option Plans

     In December 1998, the Board of Directors approved a stock option plan (the "1999 Plan") to grant options to acquire up to 1,800,000 shares of common stock, less the number of option shares issued under the Company's 1991 stock option plan (1991 plan), outstanding to employees and consultants. Options granted under the 1999 Plan vest over various periods and expire no later than 10 years from the date of grant. Options are to be granted at the fair value of the Company's common stock on the date of grant. The Board of Directors has agreed not to issue future options under the 1991 plan.

     Option activity for the three years ended June 30, 1998 and the transition period ended January 3, 1999, is summarized as follows:

                                                                                                     Weighted Average
                                                          Number of Options   Price Per Share Range  Exercise Price
                                                          -----------------   ---------------------  --------------
Outstanding at June 30, 1995 .......................            92,207           $1.88  - $56.88         $22.41
   Granted .........................................           110,100            2.81  -   8.13           4.87
   Exercised .......................................              (333)                     2.25           2.25
   Cancelled .......................................           (34,771)           3.00  -  56.88          22.67
                                                               -------           ---------------         ------
Outstanding at June 30, 1996 .......................           167,203            1.88  -  56.88          10.84
   Granted .........................................            68,036            4.69  -  12.50           6.07
   Exercised .......................................            (3,800)                     4.38           4.38
   Cancelled .......................................           (54,363)           1.88  -  56.88          19.93
                                                               -------           ---------------         ------
Outstanding at June 30, 1997 .......................           177,076            2.81  -  35.00           6.35
   Granted .........................................             6,680            4.06  -   8.13           6.51
   Exercised .......................................           (17,456)           4.38  -   5.00           4.80
   Cancelled .......................................            (9,120)           4.38  -  10.63           5.30
                                                               -------           ---------------         ------
Outstanding at June 30, 1998 .......................           157,180           $2.81  - $35.00           6.60
                                                               =======           ===============         ======
   Exercised .......................................            (1,100)           4.38  -   4.38           4.38
   Cancelled .......................................            (4,880)           4.38  -  12.50           2.13
                                                               -------           ---------------         ------
Outstanding at January 3, 1999 .....................           151,200           $2.81  - $35.00         $ 6.57
                                                               =======           ===============         ======
Exercisable at January 3, 1999 .....................           134,898           $2.81  - $35.00         $ 6.55
                                                               =======           ===============         ======

     All stock options and warrants granted by the Company were granted at exercise prices not less than the fair market value of the Company's common stock on the date of grant.

     The Company accounts for its common stock purchase warrants and options plans based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and net loss per share for the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998, 1997 and 1996 would have been as follows:

                                                 Transition
                                                Period Ended
                                                  January 3,          Years ended June 30,
                                                ------------    -----------------------------
                                                    1999          1998       1997       1996
                                                   ------       -------     ------     ------
Net income (loss) ...........................      (8,574)      ($4,462)     $  29     ($  13)
                                                   ------       -------     ------     ------
Net loss per share, basic and diluted .......      ($0.74)      ($ 0.38)    ($0.00)    ($0.00)
                                                   ------       -------     ------     ------

     Because SFAS 123 has not been applied to warrants and options granted prior to July 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future periods.

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions for the fiscal years ended June 30, 1998, 1997, and 1996, respectively as follows: (i) risk free interest rate of 6% for all years; (ii) expected life of approximately eight years for all years; and (iii) expected volatility of 67%, 70%, and 70% for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. The weighted average fair value of the options granted during the fiscal years ended June 30, 1998, 1997, and 1996 was $0.85, $0.86, and $0.69, respectively. No options were granted during the transition period ended January 3, 1999.

13.  INCOME TAXES

     As of January 3, 1999, the Company had available net operating loss carryforwards of approximately $10,700 and research and development tax credit carryforwards of approximately $900 to reduce future federal income taxes, if any. These carryforwards expire through 2013 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Company's ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. The Company has recently completed a merger with APD which has resulted in a change in ownership in excess of 50%, as defined. Therefore, utilization of net operating loss and tax credit carryforwards will be limited due to ownership changes. As discussed in Note 2, APD was taxed as an S Corporation prior to the merger on September 30, 1998 and as such no Federal income taxes were paid by APD. Therefore, APD recorded no deferred tax assets or liabilities prior to September 30, 1998. State deferred income taxes were not material.

     The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                    January 3,                 June 30,
                                    ----------        -------------------------
                                       1999             1998              1997
                                     --------         --------         --------
Deferred tax assets .........        $  5,400         $ 16,500         $ 16,000
Valuation allowance .........          (5,400)         (16,500)         (16,000)
                                     --------         --------         --------
                                     $     --         $     --         $     --
                                     ========         ========         ========

     The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:


                                            January 3,           June 30,
                                            ----------     ---------------------
                                               1999          1998          1997
                                             -------       -------       -------
Net operating losses .................       $ 4,300       $15,400       $15,000
Other temporary differences ..........           200           200           100
Research and development credits .....           900           900           900
                                             -------       -------       -------
                                             $ 5,400       $16,500       $16,000
                                             =======       =======       =======

     Due to the uncertainty surrounding the timing of realizing the potential benefits of its favorable tax attributes in future income tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

     A reconciliation of the provision for (benefit from) income taxes for the transition period ended January 3, 1999 and the fiscal year ended June 30, 1998, 1997 and 1996 with the statutory federal income tax rate follows:

                                                   Transition
                                                  Period Ended        Years Ended June 30,
                                                   January 3,    -------------------------------
                                                      1999        1998        1997         1996
                                                     ------      ------      ------       ------
(Benefit) provision at nominal rate ...........       (34.0%)     (34.0%)      34.0%       (34.0%)
Increases (reductions) in taxes resulting from:
     Net operating loss carryforward ..........        --          --         (34.0)        --
     Valuation allowance ......................        34.0        34.0        --           34.0
     Foreign income taxes .....................        --          --          10.8         22.0
     State income taxes .......................         0.1         0.1         4.2         69.3
                                                     ------      ------      ------       ------
Provision for income taxes-% ..................         0.1%        0.1%       15.0%        91.3%
                                                     ------      ------      ------       ------
Provision for income taxes-$ ..................      $   67      $   21      $   78       $  116
                                                     ------      ------      ------       ------

     The provision for (benefit from) income taxes for the transition period ended January 3, 1999 and the fiscal year ended June 30, 1998, 1997 and 1996 is primarily composed of foreign and state income taxes.

14.  SALES, LICENSE AND DEVELOPMENT AGREEMENTS

     AGRO has a distribution agreement with an unrelated company for a term of three years ending in December 2000, with automatic one-year extensions unless either party elects to terminate the agreement. The agreement grants AGRO the exclusive right to sell the unrelated company's product in the United States, Canada, Mexico, and the Caribbean. The agreement requires AGRO to maintain minimum annual sales which, if not met, would allow the unrelated company to modify the exclusivity of the agreement. The sale of products under this agreement accounted for 18%, 17%, 20% and 25% of the Company's total net revenues for the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

     In August 1995, AGRO entered into a distribution agreement with an unrelated company, which granted AGRO the exclusive right to sell the unrelated company's sorting, grading and packing products and equipment in the United States, Canada, Mexico and the Caribbean through September 1999. The sale of products under this agreement accounted for 14%, 8%, 12% and 11% of total net revenues for the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     On February 1, 1999, the Company's postharvest equipment division of Agro Dynamics, Inc., which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment, was sold to Autoline, Inc.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: greenhouse tomatoes and biological and agricultural products. The greenhouse tomatoes segment operates seven greenhouse facilities in the United States, representing approximately 190 acres of growing capacity. Through these facilities, the Company produces, harvests, packages and distributes premium vine-ripened tomatoes. The tomatoes are marketed under the Village Farms(R) brandname and sold to retail supermarket chains, dedicated wholesalers, distributors and food service clients throughout the United States.

     The biological and agricultural products segment distributes various products under written distribution agreements and relations with specific vendors. The Company's biological and agricultural products include (1) growing medium products and computerized environmental and irrigational control systems;
(2) postharvest coating products and (3) biological pest control products.

     The accounting policies of the segments described above are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products. The Company is not dependent on any single customer for its net revenues.

                                                                 Transition
                                                                period ended                      Year ended June 30,
Company data by operating segment (1)                          January 3, 1999         1998               1997              1996
-------------------------------------                          ---------------       ---------          ---------         ---------
Net revenues
     Greenhouse tomatoes ................................         $  15,453          $  28,871          $  21,963         $  11,090
     Biological and agricultural products ...............         $  10,741          $  17,306          $  17,899         $  13,578
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         $  26,194          $  46,177          $  39,862         $  24,668
                                                                  =========          =========          =========         =========
Total Assets
     Greenhouse tomatoes ................................         $  93,539          $  69,971          $  62,072         $  26,279
     Biological and agricultural products ...............         $   8,325          $   9,537          $   8,520         $   9,970
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         $ 101,864          $  79,508          $  70,592         $  36,249
                                                                  =========          =========          =========         =========
Capital Expenditures
     Greenhouse tomatoes ................................         $   4,568          $  25,554          $  28,154         $  17,372
     Biological and agricultural products ...............                64                545                 90               127
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         $   4,632          $  26,099          $  28,244         $  17,499
                                                                  =========          =========          =========         =========
Operating (loss) income
     Greenhouse tomatoes ................................         ($  6,272)         ($  5,276)         $     295         ($    541)
     Biological and agricultural products ...............            (1,317)            (1,195)               278               744
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         ($  7,589)         ($  6,471)         $     573         $     203
                                                                  =========          =========          =========         =========
Depreciation and amortization expense
     Greenhouse tomatoes ................................         $   1,979          $   2,891          $   1,504         $     283
     Biological and agricultural products ...............               167                332                402               580
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         $   2,146          $   3,223          $   1,906         $     863
                                                                  =========          =========          =========         =========
Company data by geographic segments (2)
     Net revenues
         United States ..................................         $  23,135          $  39,243          $  34,219         $  20,247
         Canada .........................................             3,059              6,934              5,643             4,421
                                                                  ---------          ---------          ---------         ---------
     Total ..............................................         $  26,194          $  46,177          $  39,862         $  24,668
                                                                  =========          =========          =========         =========

(1) All research and development expenses and restructuring reversals were a result from operations of the biological and agricultural products segment.

(2) The long-lived assets in Canada are immaterial for all periods presented.

                             ECOSCIENCE CORPORATION

                                  EXHIBIT INDEX

  Exhibit
   Number    Exhibit Description

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

     3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated September 28, 1998. [incorporated by reference to Exhibit 10.60 to the Registrant's September 30, 1998 quarterly report on form 10-Q].

     4.1 Specimen Common Stock Certificate of the Registrant [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

     4.2 Registration Rights Agreement between EcoScience Corporation and the Shareholders identified on Schedule I thereto dated September 30, 1998. [incorporated by reference to Exhibit 10.60 to the registrant's September 30, 1998 quarterly report on form 10-Q].

     10.1* Registrant's 1991 Stock Option Plan, As Amended [incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].

     10.2*     Registrant's 1999 Stock Option Plan. [filed herewith]


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

     10.24 Agreement between Agro Dynamics, Inc. and Grodania A/S [incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993]. **

     10.26 Form of Warrant issued to Directors of the Registrant [incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].

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

     10.57 Agreement between Agro Dynamics, Inc. and Grodania A/S, dated September 29, 1997. [incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-Q for the Quarter Ended September 30, 1997]. **

     10.59 Amendment to Loan Documents dated September 25, 1998, by and among the Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc., Agro Dynamics Canada Inc. and Silicon Valley Bank. [ filed herewith].


     10.61 Ground Lease dated September 4, 1997 between the Buffalo Enterprise Development Corporation and Agro Power Development, Inc. [incorporated by reference to Exhibit 10.61 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.62 Commercial Greenhouse Lease and Operating Agreement dated July 22, 1992 between Oxbow Power of North Tonawanda, New York, Inc. and Village Farms of Wheatfield, Inc. [incorporated by reference to Exhibit 10.62 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.63 Operating Agreement dated as of November 14, 1997 between Greenhost, Inc. and Village Farms of Virginia, Inc for Birchwood, Virginia greenhouse facility. [incorporated by reference to
               Exhibit 10.63 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.64 Lease Agreement dated as of September 21, 1993 between Cogentrix of Pennsylvania, Inc. and Keystone Village Farms, Inc. for Ringgold, Pennsylvania greenhouse facility. [incorporated by reference to Exhibit 10.64 to the registrant's September 30, 1998 quarterly report on form 10-Q] **

     10.65 Amended Ground Lease effective March 14, 1997 between the Presidio County Commissioners Court and Agro Power Development, Inc. [incorporated by reference to Exhibit 10.65 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.66 Lease Agreement dated as of January 29, 1998 between Ripe Touch Greenhouses, Inc., and Village Farms of Colorado, Inc. [incorporated by reference to Exhibit 10.66 to the registrant's September 30, 1998 quarterly report on form 10-Q] **


     10.71 Agreement of Limited Partnership of Village Farms of Marfa, L.P., dated as of June 4, 1997. [incorporated by reference to Exhibit
               10.71 to the registrant's September 30, 1998 quarterly report on form 10-Q] **

     10.72 Management, Operating and Maintenance Contract between Village Farms of Marfa and Village Farms of Delaware, LLC, dated June 4, 1997. [incorporated by reference to Exhibit 10.72 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.73 Marketing and Sales Agreement between Village Farms of Marfa, L.P. and Village Farms of Delaware dated June 4, 1997. [incorporated by reference to Exhibit 10.73 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.74 Amended and Restated Agreement of Limited Partnership of Village Farms of Buffalo, L.P., dated as of September 4, 1997. [incorporated by reference to Exhibit 10.74 to the registrant's September 30, 1998 quarterly report on form 10-Q] **

     10.75 Management, Operating and Maintenance Contract between Village Farms of Delaware and Village Farms of Buffalo, dated September 4, 1997 and amendment thereto dated as of April 17, 1998. [incorporated by _reference to Exhibit 10.75 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.76 Marketing and Sales Agreement between Village Farms of Delaware and Village Farms of Buffalo, L.P. dated September 4, 1997. [incorporated by reference to Exhibit 10.76 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.78 Marketing Agreement by and between Foster Farms, Inc. and Agro Power Development, Inc. dated January 1, 1995. [incorporated by reference to Exhibit 10.78 to the registrant's September 30, 1998 quarterly report on form 10-Q] **

     10.79 Credit Agreement (Line of Credit Facility) by and between CoBank, ACB, as Agent and as a Syndication Party and Village Farms International Financing Association dated as of June 24, 1997 [incorporated by reference to Exhibit 10.79 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.80 Promissory Note (Line of Credit Facility) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $10,000,000. [incorporated by reference to
               Exhibit 10.80 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.81 First Amendment to Credit Agreement (Line of Credit Facility) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. [incorporated by reference to Exhibit 10.81 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.82 Second Amendment to Credit Agreement (Line of Credit Facility) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998. [incorporated by reference to Exhibit 10.82 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.83 Line of Credit Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997 with a line of credit of $10,000,000. [incorporated by reference to Exhibit 10.83 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.84 Credit Agreement (Construction Loan Funding) by and between CoBank, ACB as Agent and Syndicated Party and Village Farms International Financing Association dated as of June 24, 1997. [incorporated by reference to Exhibit 10.84 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.85 First Amendment to Credit Agreement (Construction Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. [incorporated by reference to Exhibit 10.85 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.86 Promissory note (Construction Loan Funding) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $30,000,000. [incorporated by reference to
               Exhibit 10.86 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.87 Construction Loan Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997. [incorporated by reference to Exhibit 10.87 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.88 Credit Agreement (Term Loan Funding) by and between CoBank, ACB as Agent and Syndication Party and Village Farms International Financing Association dated as of June 24, 1997. [incorporated by reference to Exhibit 10.88 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.89 Promissory Note (Term Loan Funding) of Village Farms International Financing Association dated June 24, 1997 in principal amount of $50,000,000. [incorporated by reference to
               Exhibit 10.89 to the Registrant's September 30, 1998 quarterly report on form 10-Q]

     10.90 Guaranty of Agro Power Development, Inc. dated as of June 24, 1997 to Construction Lenders, Term Lenders and Line of Credit Lenders. [incorporated by reference to Exhibit 10.90 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.91 First Amendment to Credit Agreement (Term Loan Funding) [Regarding EcoScience Merger] by and between Village Farms International Finance Association and CoBank, ACB dated September 29, 1998. [incorporated by reference to Exhibit 10.91 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.92 Second Amendment to Credit Agreement (Term Loan Funding) by and between CoBank, Village Farms International Finance Association and Agro Power Development Inc. dated September 29, 1998. [incorporated by reference to Exhibit 10.92 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.93 Term Loan Security Agreement by and between Village Farms International Finance Association, and CoBank, ACB dated June 24, 1997. [incorporated by reference to Exhibit 10.93 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.94 Amendment to Loan Documents by and between CoBank, Village Farms International Finance Association and Agro Power Development, Inc. dated September 29, 1998. [incorporated by reference to
               Exhibit 10.94 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.95 First Amendment to Guarantor Security and Pledge Agreement [Regarding EcoScience Merger] by and between Agro Power Development, Inc. and CoBank, ACB dated September 29, 1998. [incorporated by reference to Exhibit 10.95 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.96 First Amendment to Guaranty of Agro Power Development, Inc. [Regarding EcoScience Merger] by and between Agro Power Development, Inc. and The Lender Group dated September 29, 1998. [incorporated by reference to Exhibit 10.96 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.99 Agreement of Limited Partnership of Village Farms of Presidio, L.P. dated as of August 31, 1998. [incorporated by reference to
               Exhibit 10.99 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.100 Commercial Greenhouse Design and Construction Contract between Agro Power Development and Dalsem Kassenboyw B.V. dated as of August 31, 1998. [incorporated by reference to Exhibit 10.100 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.101 Commercial Design and Construction Contract between Village Farms of Presidio, L.P. and Agro Power Development, Inc. dated as of August 31, 1998. [incorporated by reference to Exhibit 10.101 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.102 Commercial Packing House Design and Construction Contract dated July 10, 1998 between Agro Power Development, Inc. and NC Sturgeon, Inc. [incorporated by reference to Exhibit 10.102 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.103 Marketing and Sales Agreement between Village Farms of Presidio, L.P. and Village Farms, Inc. dated as of August 31, 1998. [incorporated by reference to Exhibit 10.103 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.104 Management, Operation and Maintenance Contract dated as of August 31, 1998 among New Amsterdam Joint Venture, L.L.C. and Village Farms of Presidio, L.P. incorporated by reference to Exhibit
               10.104 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.105 $1,375,000 Promissory Note and Security Agreement dated March 10, 1997 among Agro Power Development, Inc., Village Farms of Delaware LLC, Village Farms LLC and Cogentrix Delaware Holdings, Inc. [incorporated by reference to Exhibit 10.105 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.106 Loan Agreement by and between Pocono Village and First Pioneer Farm Credit, ACA, dated March 5, 1997. [incorporated by reference to Exhibit 10.106 to the registrant's September 30, 1998 quarterly report on form 10-Q]


     10.107 Installment Promissory Note for $2,200,000.00 from Pocono Village to First Pioneer Farm Credit, ACA, dated March 10, 1997. [incorporated by reference to Exhibit 10.107 to the registrant's September 30, 1998 quarterly report on form

               10-Q]

     10.108 Construction Loan Agreement between Pocono Village and First Pioneer Farm Credit, dated March 10, 1997. [incorporated by reference to Exhibit 10.108 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.109 Security Agreement between Pocono Village and First Pioneer Farm Credit, ACA, dated March 10, 1997. [incorporated by reference to
               Exhibit 10.109 to the registrant's September 30, 1998 quarterly report on form 10-Q]

     10.112 Stock Purchase Agreement, dated as of December 7, 1998, Stock Pledge Agreement, dated as of December 30, 1998, and Registration Rights Agreement, dated as of December 30, 1998 between the Registrant and Cogentrix Delaware Holdings. Inc. and $20.6 million Promissory Note dated December 30, 1998 issued by Registrant to Cogentrix Delaware Holdings, Inc. [incorporated by reference to Exhibit 10.112 to Registrant's Form 8-K dated December 7, 1998]

     10.113 Amendment to Loan Documents dated February 26, 1999 by and among Registrant, EcoScience Produce Systems Corp., Agro Dynamics, Inc. Agro Dynamics Canada, Inc. and Silicon Valley Bank.[incorporated by reference to Exhibit 10.113 to Registrant's September 30, 1998 quarterly report on Form 10-Q]


     10.114 First Amendment to Registration Rights Agreement dated as of March 11, 1999 between the Registrant and Cogentrix Delaware Holdings, Inc. [incorporated by reference to Exhibit 10.114 to Registrant's September 30, 1998 quarterly report on form 10-Q].

     10.115 Extension Agreement dated as of March 15, 1999 between Registrant and Cogentrix Delaware Holdings, Inc. [filed herewith]


     10.116 Allonge to Promissory Note dated December 30, 1998 of Registrant, payable to Cogentrix Delaware Holdings, Inc. [filed herewith]

     10.117 Promissory Note dated March 15, 1999 issued by Registrant to Cogentrix Delaware Holdings, Inc. in the amount of $1 million. [filed herewith]

     10.118 Amendment to Stock Pledge Agreement dated as of March 15, 1999 between Registrant and Cogentrix Delaware Holdings, Inc. [filed herewith]

     21        Subsidiaries of the Registrant. [filed herewith]

     23        Consent of Arthur Andersen LLP. [filed herewith]

     24 Powers of Attorney of officers and directors of the Company [included in the signature page to this report].

     27 Financial Data Schedule for the transition period ended January 3, 1999. [filed herewith]

     * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

     ** Information has been omitted from this exhibit and is subject to a request or such a request has been approved for confidential treatment.