Form 10-Q
period 1999-04-04
ECOSCIENCE CORP/DE
filed 1999-05-21
CIK 882259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For The Quarter Ended: April 4, 1999     Commission File Number: 0-19746


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

                               YES _X_   NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at May 19, 1998
-----                                              ---------------------------

Common Stock, par value $0.01 per share                 12,619,278

                             ECOSCIENCE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED APRIL 4, 1999

                                    Unaudited
                                                                            Page
                                                                            ----
Part I.  -  Financial Information

   Item 1. Consolidated Financial Statements:

        o    Consolidated Balance Sheets:

             April 4, 1999 and January 3, 1999................................ 3

        o    Consolidated Statements of Operations:

             Thirteen Weeks Ended April 4, 1999 and Three Months Ended
              March 31, 1998.................................................. 4

        o    Consolidated Statements of Cash Flows:

             Thirteen Weeks Ended April 4, 1999 and Three Months Ended
              March 31, 1998.................................................. 5

        o    Notes to Consolidated Financial Statements......................  6

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 11

Part II.  -  Other Information

     Item 3. Defaults Upon Senior Securities................................. 16

     Item 6. Exhibits and Reports on Form 8-K...............................  16

Signatures...............................................................     17

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                         April 4,
                                                                                                           1999           January 3,
                                                                                                       (Unaudited)          1999
                                                                                                        ---------         ---------
                                      ASSETS
Current assets:
    Cash and cash equivalents ..................................................................        $     660         $   1,095
    Short-term investments .....................................................................               --               127
    Accounts receivable, less reserves of $678
      at April 4, 1999 and $551 at January 3, 1999 .............................................            5,567             7,271
    Assets held for sale .......................................................................            1,911             1,911
    Inventories ................................................................................            9,104             9,209
    Other current assets .......................................................................              951             1,212
                                                                                                        ---------         ---------
      Total current assets .....................................................................           18,193            20,825
                                                                                                        ---------         ---------

Property and equipment, net ....................................................................           63,947            65,200
Intangible assets, net .........................................................................           13,375            13,550
Other noncurrent assets ........................................................................            2,278             2,289
                                                                                                        ---------         ---------
           Total assets ........................................................................        $  97,793         $ 101,864
                                                                                                        =========         =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short-term borrowings .......................................................................        $  36,749         $  37,080
    Current maturities of long-term debt .......................................................           46,768            47,557
    Current obligations under capital leases ...................................................               42                42
    Accounts payable ...........................................................................           10,632            11,102
    Accrued expenses and other current liabilities .............................................            6,075             7,705
                                                                                                        ---------         ---------
      Total current liabilities ................................................................          100,266           103,486
                                                                                                        ---------         ---------

Noncurrent liabilities:
    Long-term debt, less current maturities ....................................................              700               780
    Obligations under capital leases ...........................................................              327               338
    Other long-term liabilities ................................................................            1,689             1,689
                                                                                                        ---------         ---------
      Total noncurrent liabilities .............................................................            2,716             2,807
                                                                                                        ---------         ---------
Minority interest in limited partnership .......................................................              602               665
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $0.01 par value, 10,000,000 shares authorized;
      none issued and outstanding ..............................................................               --                --
   Common stock, $0.01 par value, 100,000,000 shares authorized; 12,619,278 shares
      issued and outstanding at April 4, 1999 and January 3, 1999 ..............................              126               126
Additional paid-in capital .....................................................................           55,574            55,574
Accumulated deficit ............................................................................          (61,436)          (60,706)
Accumulated other comprehensive loss ...........................................................              (55)              (88)
                                                                                                        ---------         ---------
      Total stockholders' deficit ..............................................................           (5,791)           (5,094)
                                                                                                        ---------         ---------
           Total liabilities and stockholders' deficit .........................................        $  97,793         $ 101,864
                                                                                                        =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Thirteen   Three Months
                                                        Weeks Ended    Ended
                                                          April 4,    March 31,
                                                           1999          1998
                                                         --------     --------
Net revenues .........................................   $ 18,264     $ 12,291

Cost of revenues .....................................     12,839        7,993
                                                         --------     --------

Gross profit .........................................      5,425        4,298
                                                         --------     --------
Operating expenses:
   Selling, general and administrative ...............      3,513        2,679
   Research and development ..........................        117          105

                                                         --------     --------
         Total operating expenses ....................      3,630        2,784
                                                         --------     --------

Operating income .....................................      1,795        1,514
                                                         --------     --------

Other (expense) income:
   Interest, net .....................................     (2,671)      (1,095)
   Other, net ........................................         87          100
                                                         --------     --------
         Total other expense, net ....................     (2,584)        (995)
                                                         --------     --------

(Loss) income before taxes and minority interest .....       (789)         519
Provision for income taxes ...........................          3           --
                                                         --------     --------
(Loss) income before minority interest ...............       (792)         519
Minority interest ....................................         62         (421)
                                                         --------     --------


Net (loss) income ....................................   ($   730)    $     98
                                                         ========     ========

(Loss) earnings per share:

      Basic
      Net (loss) earnings per share ..................   ($  0.06)    $   0.01
                                                         ========     ========

      Weighted average common shares outstanding .....     12,619       11,619
                                                         ========     ========

      Diluted
      Net (loss) earnings per share ..................    ($  0.06)    $   0.01
                                                          ========     ========

      Weighted average diluted shares outstanding ....      12,619       11,660
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

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Thirteen     Three
                                                                           Weeks     Months
                                                                           Ended      Ended
                                                                          April 4,   March 31,
                                                                           1999       1998
                                                                          -------    -------
Cash flows from operating activities:
     Net (loss) income ................................................   ($  730)   $    98
     Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
           Depreciation and amortization ..............................     1,598        802
           Minority interest in limited partnerships ..................       (62)      (421)
           Gain on sale of investments ................................        (2)        --
           Foreign exchange (gain) loss ...............................       (16)         6
           Changes in current assets and liabilities:
                  Accounts receivable, net ............................     1,704        295
                  Inventories .........................................       105     (3,978)
                  Other current assets ................................       261       (302)
                  Accounts payable and accrued expenses ...............    (2,085)     1,247
                                                                          -------    -------
           Net cash provided by (used in) operating activities ........       773     (2,253)
                                                                          -------    -------
Cash flows from investing activities:
     Purchases of property and equipment ..............................       (95)      (861)
        Proceeds from sale of assets ..................................        32         --
     Proceeds  from sales of short-term investments ...................       127         --
     (Increase) decrease in other noncurrent assets ...................       (96)         7
      Decrease in noncurrent liabilities ..............................        --       (968)
                                                                          -------    -------
           Net cash used in investing activities ......................       (32)    (1,822)
                                                                          -------    -------
Cash flows from financing activities:
     Proceeds from issuance of stock ..................................        --          1
               Proceeds from long-term debt ...........................        --      2,946
     Net (payments) borrowings under line of credit ...................      (331)       991
     Payments on long-term debt and capital leases ....................      (880)      (587)
        Debt issue costs ..............................................        --        (15)
        Minority interest contribution to limited partnership .........        --      1,076
        S Corp Stockholder Distributions ..............................        --       (110)
                                                                          -------    -------
           Net cash (used in) provided by financing activities ........    (1,211)     4,302
                                                                          -------    -------
        Effects of exchange rates on cash balances ....................        35         --
(Decrease) increase in cash and cash equivalents ......................      (435)       227
Cash and cash equivalents at beginning of period ......................     1,095      2,443
                                                                          -------    -------
Cash and cash equivalents at end of period ............................   $   660    $ 2,670
                                                                          =======    =======
Total unrestricted and restricted cash, cash equivalents and short-term
      investments at end of period ....................................   $   660    $ 3,199
                                                                          =======    =======
Supplemental cash flow information
Cash paid for:
         Interest .....................................................   $ 2,439    $   995
         Income taxes .................................................         3         --

The accompanying notes are an integral part of these consolidated financial statements.

                             ECOSCIENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1999
                        (in thousands, except share data)
                                    Unaudited


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

The Company has suffered losses resulting in an accumulated deficit of $61,436 as of April 4, 1999. The Company continues to be in violation of certain technical covenants under various debt agreements as of April 4, 1999, which has resulted in approximately $43,651 of debt being classified as current in the accompanying April 4, 1999 balance sheet which otherwise would have been classified as long-term and default interest of $587. This along with the note issued on December 30, 1998, in connection with the acquisition of certain minority interests in consolidated limited partnerships, has resulted in significant negative working capital; however, the Company's greenhouse operations are now believed by management to be approaching their optimal cropping cycles for the first time since the large 180 acreage expansion that began in mid-1996 resulting in APD becoming the largest greenhouse producer in the U.S. in terms of acreage controlled by a single entity. Management's plan is focused on improving the gross profit of all greenhouse operations as a result of greater production volumes, sizing and efficiency through a full cropping cycle at each greenhouse facility.

On February 1, 1999, the Company's postharvest equipment division of its wholly owned subsidiary Agro Dynamics, Inc., which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment, was sold to Autoline, Inc. Autoline Inc. and Aweta B.V. are both wholly owned subsidiaries of FPS Food Processing Systems of Holland. Sales of this division were $3,532 in the period ended January 3, 1999 and $3,557, $4,967 and $2,830 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction did not result in a material gain or loss and will not have a material impact on the Company's financial position or results of operations.

The Company believes that its $660 of cash and cash equivalents as of April 4, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, current acquisitions and to service its indebtedness through April 5, 2000, provided that the Company can resolve its near term cash flow problems by raising additional capital and refinance its $21,600 aggregate principal amount of promissory notes issued on December 30, 1998 and March 15, 1999 that are due on June 30, 1999. The Company is currently negotiating a refinancing of its $3,000 line of credit, for which the due date was April 28, 1999. The Company has engaged a financial advisor, who is assisting in the raising of additional funds to finance its ongoing operations during 1999 and expected growth after January 4, 2000. There can be no assurances that such efforts will be successful or that additional debt or equity financing can be obtained to meet working capital needs.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the thirteen weeks ended April 4, 1999 and the three months ended March 31, 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the thirteen weeks ended April 4, 1999 and the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended January 3, 1999, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements give retroactive effect to the merger with Agro Power Development, Inc. that occurred on September 30, 1998, which was accounted for as a pooling of interests, and a one for five reverse stock split, effective September 30, 1998.

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

3.   DEBT

The Company failed to pay $1,923 of indebtedness due under a $3,000 line of credit which became due on April 28, 1999, the extended expiration date of the facility. The Company is currently negotiating the terms of replacement financing with a new lender. Although no assurance can be given, the Company believes that it will finalize replacement financing in May 1999.

4.   NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of both basic and diluted earnings per share in the Consolidated Statements of Operations. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                             Thirteen    Three
                                                               Weeks    Months
                                                               Ended    Ended
                                                              April 4, March 31,
                                                                1999     1998
                                                               ------   ------
Weighted average common shares outstanding .................   12,619   11,619
Dilutive effect of common shares issuable (1) ..............       --       41
                                                               ------   ------
Weighted average common shares outstanding assuming dilution   12,619   11,660
                                                               ------   ------

(1) Common stock purchase warrants and stock options at April 4, 1999 and March 31, 1998 to purchase 275,511 and 127,200 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.

5.   COMPREHENSIVE INCOME

Effective January 3, 1999, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the company's stock and dividends, for the thirteen weeks ended April 4, 1999 and for the three months ended March 31, 1998 is as follows:

                                                                Thirteen Weeks           Three Months
                                                                    Ended                    Ended
                                                                 April 4, 1999           March 31, 1998
                                                                 -------------           --------------
Net (loss) income ........................................          ($730)                   $  98

Other comprehensive gain (loss), net of taxes
      Foreign currency translation adjustments ...........             35                       --
      Net unrealized loss on securities available for sale             (2)                      (3)
                                                                    -----                    -----
Other comprehensive gain (loss) ..........................             33                       (3)
                                                                    -----                    -----

Comprehensive (loss) income ..............................          ($697)                   $  95
                                                                    =====                    =====

6.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: greenhouse tomatoes and biological and agricultural products. The greenhouse tomatoes segment operates seven greenhouse facilities in the United States, representing approximately 190 acres of growing capacity. Through these facilities, the Company produces, harvests, packages and distributes premium hydroponic vine-ripened tomatoes. The tomatoes are marketed under the Village Farms(R) and Home Choice(TM) brandnames and sold to retail supermarket chains, dedicated wholesalers, distributors and food service clients throughout the United States.

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

                                               Thirteen Weeks      Three Months
                                                   Ended              Ended
Company data by operating segment               April 4, 1999     March 31, 1998
-----------------------------------------       -------------     --------------
Net revenues
     Greenhouse tomatoes ................          $ 15,159          $  7,375
     Biological and agricultural products             3,105             4,916
                                                   --------          --------
     Total ..............................          $ 18,264          $ 12,291
                                                   ========          ========
Operating (loss) income
     Greenhouse tomatoes ................          $  1,934          $  1,620
     Biological and agricultural products              (142)             (106)
                                                   --------          --------
     Total ..............................          $  1,792          $  1,514
                                                   ========          ========
Company data by geographic segments
     Net revenues
         United States ..................          $ 17,280          $  9,995
         Canada .........................               984             2,296
                                                   --------          --------
     Total ..............................          $ 18,264          $ 12,291
                                                   ========          ========

                             ECOSCIENCE CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                     Thirteen Weeks Ended April 4, 1999 vs.
                        Three Months Ended March 31, 1998

The Company's two reportable segments are comprised of (i) greenhouse tomatoes and (ii) biological and agricultural products.

The Company's net revenues increased by $5,973 or 49% to $18,264 for the thirteen weeks ended April 4, 1999 from $12,291 for the three months ended March 31, 1998. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $7,784, partially offset by decreases in the biological and agricultural products market of $1,811.

The following table sets forth the Company's net revenues by market for the thirteen weeks ended April 4, 1999 and the three months ended March 31, 1998:

                                         April 4,    March 31,
                                          1999         1998       Increase
                                         -------      -------     --------
Tomatoes ...........................     $15,159      $ 7,375      $ 7,784
Biological and Agricultural Products       3,105        4,916       (1,811)
                                         -------      -------      -------
Consolidated .......................     $18,264      $12,291      $ 5,973
                                         =======      =======      =======


Net revenues increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Buffalo, New York, Virginia, Marfa, Texas and Presidio, Texas facilities (representing 127 acres) became operational in 1998 and recorded product sales in the thirteen weeks ended April 4, 1999.

Product sale decreases for the biological and agricultural products market were primarily due to the sale of its Postharvest equipment division on February 2, 1999. Sales of this division decreased $1,847 or 85% to $316 for the thirteen weeks ended April 4, 1999 from $2,163 for the three months ended March 31, 1998.

Cost of revenues increased $4,846 or 61% to $12,839 for the thirteen weeks ended April 4, 1999 from $7,993 for the three months ended March 31, 1998, primarily due to net revenues increases.

Gross profit on net revenues increased $1,127 or 26% to $5,425 for the thirteen weeks ended April 4, 1999 from a gross profit of $4,298 for the three months ended March 31, 1998, primarily as a result of the increase in net revenues from the tomato segment. Gross profit percentage on net revenues decreased to 30% for the thirteen weeks ended April 4, 1999 from 35% for the three months ended March 31, 1998, due primarily to some remaining start-up costs and the abbreviated crop cycle at the Presidio facility resulting from the conversion from peppers to tomatoes. Management decided during the thirteen weeks ended April 4, 1999 to end the crop prematurely in April 1999 due to unfavorable market prices.

Selling, general and administrative expenses increased $834 or 31% to $3,513 for the thirteen weeks ended April 4, 1999 from $2,679 for the three months ended March 31, 1998, primarily due to increased expenses attributable to the Company's four new greenhouse facilities, and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

Research and development expenses increased $12 or 11% to $117 for the thirteen weeks ended April 4, 1999 from $105 for the three months ended March 31, 1998, due primarily to an increase in expenses associated with field trials.

Operating income increased $281 or 19% to $1,795 for the thirteen weeks ended April 4, 1999 compared to $1,514 for the three months ended March 31, 1998. The increase in operating income resulted primarily from an increase of $1,127 in gross profit for the thirteen weeks ended April 4, 1999, attributable primarily to the greenhouse tomato segment and partially offset by a $846 increase in operating expenses.

Other expenses increased by $1,589 to $2,584 for the thirteen weeks ended April 4, 1999, compared to $995 for the three months ended March 31, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $1,576 for the thirteen weeks ended April 4, 1999 compared to the three months ended March 31, 1998 due to $625 in interest incurred on the $21,600 in promissory notes issued in connection with the Cogentrix acquisition, $587 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness incurred in connection with the development of the greenhouse facilities added in 1998.

The Company's net income decreased $828 or $0.07 per basic and diluted share to a net loss of $730 or $0.06 per diluted share for the thirteen weeks ended April 4, 1999 compared to net income of $98 or $0.01 per diluted share for the three months ended March 31, 1998.

The Company's EBITDA increased $1,544 or 77% to $3,539 for the thirteen weeks ended April 4, 1999 from $1,995 for the three months ended March 31, 1998. EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense. While EBITDA should not be constructed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Liquidity and Capital Resources

The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, and investment income.

The Company continues to experience a significant liquidity shortfall primarily due to (i) the production start-up issues encountered at and crop cycle adjustments of the approximate 127 acres of additional greenhouse production capacity in its greenhouse tomato segment added during 1998 and (ii) the need to refinance its $21,600 aggregate principal amount of promissory notes issued to Cogentrix Energy, Inc.("Cogentrix") that becomes due on June 30, 1999 and its $3,000 line of credit which became due on April 28, 1999. In addition, the Company is in default of certain technical financial covenants with its lenders. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and has substantially paid most other vendors whose payments were delayed.

As a result of the Company's non-compliance with a financial covenant contained in its $60,000 credit facility with CoBank, ACB ("CoBank") and certain payment defaults which were subsequently cured, CoBank has notified the Company that it will not advance additional funds under the credit facility until all defaults are cured. In addition, CoBank has imposed a default rate of interest which is equal to 4% above the base rate. As of April 4 1999, $58,920 of indebtedness was outstanding under the Company's credit facility with CoBank. Due to certain borrowing limitations contained in the CoBank facility, no assurance can be given that further advances will be made under the facility even if the existing defaults are cured.

Production and sales, and correspondingly, cash flow has improved in the first quarter of calendar 1999 and the Company expects these improvements to generally continue through 1999. As a result, the Company has requested that CoBank rescind the default rate of interest. In addition, the Company's management has been in close contact with its lenders and major suppliers, and the parties are working cooperatively together to manage this cash flow shortfall. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until additional capital is raised. The Company is, as well, actively seeking refinancing of its $21,600 aggregate principal amount of promissory notes and its $3,000 revolving line of credit related to its agricultural and biological products division that expired on April 28, 1999. As of March 31, 1999, $1,923 of indebtedness was outstanding under this line of credit. If the Company is not successful in refinancing the notes, it will seek a further extension of the due date or a restructuring of the terms of the notes. In recent discussions with the Company, Cogentrix has indicated that it would consider an extension of the due date of the notes to January 2000; however, any such extension would be subject to the negotiation and execution of definitive extension agreements. The Company has received a term sheet from a financial institution in the amount of $4,000 to replace its expired revolving line of credit. The Company believes that it will finalize the replacement financing arrangement in May 1999. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension or restructuring of the notes or that the Company's creditors will not attempt to enforce legal remedies available to them.

Cash and cash equivalents were $660 at April 4, 1999 compared to $1,095 at January 3, 1999. Cash provided by operating activities totaled $773 for the thirteen weeks ended April 4, 1999 and principally consisted of a decrease in accounts receivable of $1,704 and depreciation and amortization of $1,598, partially offset by a decrease in accounts payable and accrued expenses of $2,085, and a net loss of $730. Cash used in financing activities totaled $1,211 for the thirteen weeks ended April 4, 1999, which consisted of payments of long-term debt of $880 and net payments under lines of credit of $331. Cash used in investment activities for the thirteen weeks ended April 4, 1999 totaled $32, which consisted principally of purchases of property and equipment of $95, and an increase in non-current assets of $96; partially offset by proceeds from the sale of investments of $127. The Company's current liabilities exceeded its current assets by $82,073 (which includes $43,651 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain technical defaults under its $60,000 credit facility) and its current ratio was 0.18 to 1, at April 4, 1999 compared to 0.20 to 1, respectively, at January 3, 1999.

Debt and capital leases decreased by $1,211 to $84,586 at April 4, 1999 compared to $85,797 at January 3,1999. The decrease was attributable to payments under the Company's lines of credit and construction loans.

The Company believes that its $660 of cash and cash equivalents as of April 4, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through April 5, 2000, provided that the Company can resolve its short term cash flow shortfall by raising additional capital and refinance its $21,600 aggregate principal amount of promissory notes due on June 30, 1999 and its $3,000 Revolving Credit Agreement that expired on April 28, 1999. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 1999, current debt obligations and expected growth after January 4, 2000. The Company is currently attempting to raise debt and/or equity financing. If the Company is not successful in refinancing the $21,600 of notes, it will continue discussions with Cogentrix with respect to an extension of the due date or a restructuring of the terms of the notes. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension or restructuring of the notes, or that the Company's creditors will not attempt to enforce legal remedies available to them

YEAR 2000

As disclosed in the Company's Report on Form 10-K for the transition period ended January 3, 1999, the Company faces certain risks related to Year 2000 ("Y2K") compliance, primarily as a result of its highly computerized greenhouse facilities. The costs of non-compliant greenhouse control systems would be considerable. As a result, the Company continues to work with vendors of control systems to assess and correct any possible Y2K related problems. The Company expects that the costs to the Company of such assessment and correction will be minimal, as the Company's vendors are expected to provide any necessary corrections at minimal cost to the Company. No material developments have occurred with respect to the Company's Y2K assessment program since the filing of the Company Report on Form 10-K for the transition period ended January 3, 1999.

FORWARD  LOOKING  STATEMENTS

This report contains "forward-looking statements" which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that known and unknown risks, uncertainties and other factors may cause actual results, performance or achievements of EcoScience to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include EcoScience's risks and uncertainties related to EcoScience's future profitability, ability to meet its capital needs, government regulation, continued cooperation of the Company's creditors, competition, market acceptance, year 2000 compliance and other factors described in Item 7A and elsewhere in EcoScience's annual report on Form 10-K filed with the Securities and Exchange Commission.

                           Part II. OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities

          (i) The Company failed to pay $1,923 of indebtedness outstanding under a $3,000 revolving line of credit that became due on April 28, 1999. The lender has not elected to exercise remedies against the Company which is currently negotiating the terms of replacement financing with a new lender. No assurance can be given that the replacement financing will be finalized

          (ii) The Company's wholly owned subsidiary, Agro Power Development, Inc. remains in default of a covenant contained in its guaranty of a $60,000 credit facility which required it to maintain a ratio of equity to senior debt of at least 25%. As a result of this default, the lender has the right to accelerate the payment of all amounts outstanding under the facility. The lender has imposed a default rate of interest equal to 4% above the base rate and notified the Company that no further advances will be made under the credit facility until the default is cured.

          (iii) A limited partnership owned by the Company owes a lender $804 plus accrued interest under a loan agreement entered into in connection with the acquisition and improvement of a greenhouse facility in Pennsylvania. The limited partnership is in default of a net worth covenant contained in the loan agreement. As a result, the lender has the right to accelerate the limited partnership's obligation to repay the outstanding indebtedness, which is otherwise required to be repaid in quarterly installments during a 15 year period ending June 2012. With the cooperation of the lender, the Company is currently in negotiations to sell the greenhouse (which is currently inoperative) and plans to use a portion of the proceeds to satisfy the loan made to the limited partnership.

Item 6.   Exhibits and Reports on Form 8-K

          (i) Exhibits

               27. Financial Data Schedule as of and for the Three Months Ended April 4, 1999

          (ii) Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ECOSCIENCE CORPORATION


Date:  May 21, 1999               By:  /s/ Michael A. DeGiglio
                                     -------------------------
                                           Michael A. DeGiglio
                                           President and Chief Executive Officer
                                           (Principal Executive Officer






Date:  May 21, 1999               By:  /s/ Kurt Hoffman
                                    -------------------
                                           Kurt Hoffman
                                           Secretary and Corporate Controller
                                           (Principal Accounting Officer)