Form 10-Q
period 1999-07-04
ECOSCIENCE CORP/DE
filed 1999-08-18
CIK 882259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED
                                  JULY 4, 1999

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________.

                             Commission File Number
                                     0-19746
                                     -------


                             ECOSCIENCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             04-2912632
            --------                                             ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                10 Alvin Court, East Brunswick, New Jersey 08816
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 432-8200
                                 --------------
             (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No__.
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 16, 1999, the issuer had outstanding 12,619,278 shares of common stock, par value $.01 per share.


                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                     EcoScience Corporation and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                July 4, 1999      January 3, 1999
                                                                                ------------      ---------------
                                                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents ..............................................        $     841         $   1,095
  Short-term investments .................................................               --               127
  Accounts receivable, less reserves of $737
      at July 4, 1999 and $551 at January 3, 1999 ........................            4,522             7,271
  Assets held for sale ...................................................            1,590             1,911
  Inventories ............................................................            4,486             9,209
  Other current assets ...................................................              483             1,212
                                                                                  ---------         ---------
    Total current assets .................................................           11,922            20,825
                                                                                  ---------         ---------
Property and equipment, net ..............................................           62,279            65,200
Intangible assets, net ...................................................           12,102            13,550
Other noncurrent assets ..................................................            2,268             2,289
                                                                                  ---------         ---------
    Total assets .........................................................           88,571           101,864
                                                                                  =========         =========
Liabilities and Stockholders' Deficit

Current liabilities:
  Short-term borrowings ..................................................        $  35,783         $  37,080
  Current maturities of long-term debt ...................................           46,051            47,557
  Current obligations under capital leases ...............................               46                42
  Accounts payable .......................................................           11,424            11,102
  Accrued expenses and other current liabilities .........................            7,850             7,705
                                                                                  ---------         ---------
    Total current liabilities ............................................          101,154           103,486
                                                                                  ---------         ---------
Noncurrent liabilities:
  Long-term debt, less current maturities ................................              598               780
  Obligations under capital leases .......................................              322               338
  Other long-term liabilities ............................................            1,688             1,689
                                                                                  ---------         ---------
    Total liabilities ....................................................          103,762           106,293
                                                                                  ---------         ---------
Minority interest ........................................................              513               665
Commitments and contingencies ............................................               --                --

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       none issued and outstanding .......................................               --                --
  Common stock, $0.01 par value, 100,000,000 shares authorized;
       12,619,278 issued and outstanding at July 4, 1999 and
       January 3, 1999 ...................................................              126               126
  Additional paid-in-capital .............................................           55,574            55,574
  Accumulated deficit ....................................................          (71,392)          (60,706)
  Accumulated other comprehensive loss ...................................              (12)              (88)
                                                                                  ---------         ---------
    Total stockholders' deficit ..........................................          (15,704)           (5,094)
                                                                                  ---------         ---------
Total liabilities and stockholders' deficit ..............................           88,571           101,864
                                                                                  =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     EcoScience Corporation and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Thirteen            Three            Twenty-six            Six
                                                Weeks Ended       Months Ended       Weeks Ended        Months Ended
                                               July 4, 1999      June 30, 1998       July 4, 1999      June 30, 1998
                                               ------------      -------------       ------------      -------------
Net revenues ..............................      $ 14,432           $ 16,051           $ 32,696           $ 28,342
Cost of revenues ..........................        18,518             19,181             31,357             27,174
                                                 --------           --------           --------           --------
Gross profit ..............................        (4,086)            (3,130)             1,339              1,168
                                                 --------           --------           --------           --------
Operating expenses:
  Selling, general and administrative .....         3,055              3,433              6,568              6,112
  Research and development ................            91                158                208                263
  Impairment charge .......................           654                 --                654                 --
                                                 --------           --------           --------           --------
      Total operating expenses ............         3,800              3,591              7,430              6,375
                                                 --------           --------           --------           --------
Operating loss ............................        (7,886)            (6,721)            (6,091)            (5,207)
                                                 --------           --------           --------           --------
Other (expense) income:
  Interest, net ...........................        (2,421)            (1,353)            (5,092)            (2,448)
  Other, net ..............................           263               (349)               350               (249)
                                                 --------           --------           --------           --------
      Total other expense, net ............        (2,158)            (1,702)            (4,742)            (2,697)
                                                 --------           --------           --------           --------
Loss before taxes and minority interest ...       (10,044)            (8,423)           (10,833)            (7,904)
Provision for income taxes ................             2                 --                  5                 --
                                                 --------           --------           --------           --------
Loss before minority interest .............       (10,046)            (8,423)           (10,838)            (7,904)
Minority interest .........................            90              4,768                152              4,347
                                                 --------           --------           --------           --------
Net loss ..................................      $ (9,956)          $ (3,655)          $(10,686)          $ (3,557)
                                                 ========           ========           ========           ========
Loss per share:

Basic:
Loss per share ............................      ($  0.79)          ($  0.31)          ($  0.85)          ($  0.31)
                                                 ========           ========           ========           ========
Weighted average basic shares outstanding .        12,619             11,618             12,619             11,618
                                                 ========           ========           ========           ========
Diluted:
Loss per share ............................      ($  0.79)          ($  0.31)          ($  0.85)          ($  0.31)
                                                 ========           ========           ========           ========
Weighted average diluted shares outstanding        12,619             11,618             12,619             11,618
                                                 ========           ========           ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     EcoScience Corporation and Subsidiaries

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                             Twenty-six            Six
                                                                             Weeks Ended       Months Ended
                                                                            July 4, 1999      June 30, 1998
                                                                            ------------      -------------
Cash flows from operating activities:
    Net loss ..........................................................       ($10,686)          ($ 3,557)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization ..............................          3,172              2,325
           Minority interest in limited partnerships ..................           (152)            (4,347)
           Foreign exchange (gain) loss ...............................            (33)                70
           Loss on sales of assets ....................................              7                 --
           Impairment charge ..........................................            654                 --
           Changes in current assets and liabilities:
                Accounts receivable, net ..............................          2,390             (1,901)
                Inventories ...........................................          4,425              1,717
                Other current assets ..................................            641                (25)
                Other noncurrent assets ...............................           (237)               137
                Accounts payable and accrued expenses .................            720              4,104
                Other noncurrent liabilities ..........................             (1)             1,074
                                                                              --------           --------
            Net cash provided by (used in) operating activities: ......            900               (403)
                                                                              --------           --------
Cash flows from investment activities:
    Purchases of property and equipment ...............................           (661)           (11,823)
    Proceeds from sale of assets ......................................          2,266                 --
    Release of restricted cash ........................................             --                750
    Proceeds from sale of short-term investments ......................            127                 --
                                                                              --------           --------
             Net cash provided by (used in) investing activities ......          1,732            (11,073)
                                                                              --------           --------
Cash flows from financing activities:
    Proceeds from issuance of stock ...................................             --                  1
    Proceeds from long-term debt ......................................             --              9,993
    Net (payment) borrowings under line of credit .....................         (1,297)             1,754
    Payments on long-term debt and capital leases .....................         (1,665)            (1,406)
    Debt issue cost ...................................................             --                (10)
    S Corp stockholder distributions ..................................             --               (110)
                                                                              --------           --------
             Net cash (used in) provided by financing activities ......         (2,962)            10,222
                                                                              --------           --------
    Effects of exchange rates on cash balances ........................             76                 --
Decrease in cash and cash equivalents .................................           (254)            (1,254)
Cash and cash equivalents at beginning of period ......................          1,095              2,443
                                                                              --------           --------
Cash and cash equivalents at end of period ............................       $    841           $  1,189
                                                                              ========           ========
Total unrestricted and restricted cash, cash equivalents and short-term
        investments at end of period ..................................       $    841           $  4,222
                                                                              ========           ========
Supplemental cash flow information
Cash paid for:
Interest ..............................................................          3,739              1,867
Income taxes ..........................................................              5                 --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         July 4, 1999 and June 30, 1998

                        (in thousands, except share data)

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

The Company has suffered losses resulting in an accumulated deficit of $71,392 as of July 4, 1999. The Company continues to be in violation of certain technical financial covenants under various debt agreements as of July 4, 1999, which has resulted in approximately $42,847 of debt being classified as current in the accompanying July 4, 1999 balance sheet which otherwise would have been classified as long-term and default interest of $1,192. This along with the note issued on December 30, 1998, in connection with the acquisition of certain minority interests in consolidated limited partnerships, has resulted in significant negative working capital. Management's plan is focused on improving the gross profit of all greenhouse operations as a result of greater production volumes, sizing and efficiency through a full cropping cycle at each greenhouse facility.

The Company believes that its $841 of cash and cash equivalents as of July 4, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, current acquisitions and to service its indebtedness through July 5, 2000, provided that the Company can resolve its near term cash flow problems by raising additional capital and refinance its $21,600 aggregate principal amount of promissory notes issued on December 30, 1998 and March 15, 1999 that are due on August 31, 1999. On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. This agreement, which has an initial two-year term, replaces a $3,000 revolving credit facility with Silicon Valley Bank.

In July 1999, the Company entered into a commitment letter with its senior lender, CoBank, ACB ("CoBank"), which contemplates that CoBank will restructure the Company's existing $58,900 term facility and provide a new $8,400 working capital line of credit, subject to certain conditions, including the restructuring of the $21,600 of indebtedness that becomes due on August 31, 1999. In August 1999, the Company entered into a letter of intent to exchange the notes representing the $21,600 of indebtedness for preferred stock. See note 3 below.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the twenty-six weeks ended July 4, 1999 and the six months ended June 30, 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the twenty-six weeks ended July 4, 1999 and the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended

January 3, 1999, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements give retroactive effect to the merger with APD that occurred on September 30, 1998, which was accounted for as a pooling of interests, and a one for five reverse stock split, effective September 30, 1998.

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

3.  Debt

On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. Borrowings under the facility bear interest at a rate per annum equal to the greater of (1) 7% or (2) the prime rate plus 2.75%. This agreement, which has an initial two-year term, replaces a $3,000 revolving credit facility with Silicon Valley Bank.

In July 1999, the Company signed a commitment letter with its senior lender, CoBank which contemplates that CoBank will restructure the Company's existing $58,900 term facility and provide a new $8,400 working capital line of credit, subject to certain conditions, including the restructuring of the Company's $21,600 of indebtedness to Cogentrix Energy, Inc. ("Cogentrix") that becomes due on August 31, 1999 and the negotiation and execution of final loan documents. Approximately $2,400 of the proposed line of credit will be used to pay past due interest to CoBank and the balance will be used for working capital purposes. The proposed maturity date of the term facility is two years with a two year extension if certain conditions are satisfied. The commitment letter provides that the line of credit will mature in one year with the option to request a one year extension. The proposed interest rate is the CoBank National Variable Rate plus 2%. The commitment letter provides that principal under the term facility will be payable quarterly in the amount of $5,000 per year.

On August 13, 1999, the Company entered into a letter of intent ("LOI") with Cogentrix which provides that the $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix dated May 10, 1997 in the amount of $894 will be exchanged for shares of Class A Convertible Preferred Stock of EcoScience ("Class A") and Class B Convertible Preferred Stock of EcoScience ("Class B").

The LOI provides that Cogentrix will be issued 7,950,000 shares of Class A with a liquidation preference of $2.00 per share and a cumulative dividend of 5% per year, payable annually to the extent of the Company exceeding a specified level of Earnings before interest, taxes and depreciation ("EBITDA"). The shares will be mandatorily redeemed at liquidation preference plus accumulated and unpaid dividends on each anniversary of the date of issuance in an amount exceeding a specified level of EBITDA. The Class A shares may also be redeemed at the option of Cogentrix at liquidation preference plus accumulated and unpaid dividends beginning on each anniversary of the date of issuance commencing in 2003 and ending in 2007. The maximum number of Class A shares that may be so redeemed in any one year shall not exceed 1,590,000 minus the number of Class A shares the Company must and has redeemed in the preceding year (or since issuance in the case of 2003). If the Company fails to redeem the Class A shares, Cogentrix may convert any or all of the Class A shares to common stock of the Company at a conversion rate equal to $2 divided by the average closing price for EcoScience Common Stock for the 15 business days prior to the date of issuance of the Class A shares, excluding the highest and lowest closing price.

The LOI provides that Cogentrix will be issued 333,333 shares of Class B with a liquidation preference of $20.00 per share. The shares will not be redeemable and will not pay or accrue a dividend. The Class B shares are convertible on a one for one share basis to shares of common stock of the Company on payment of a conversion price of $5 per share on June 1, 2008.

Both Class A and Class B will be senior to all classes of capital stock of the Company with respect to dividends, liquidation preference and redemption rights, have no voting rights except in certain limited events, may not be transferred, except with the written consent of the Company. The Common Stock issuable upon the conversion of the Class B will be subject to certain resale restrictions.

No assurance can be given that the proposed restructurings of the Company's indebtedness to CoBank and Cogentrix will be completed.

4.  Sale of assets

On February 1, 1999, the Company's postharvest equipment division of its wholly owned subsidiary AGRO, which was the exclusive distributor in North America for Aweta B.V.'s sorting and grading equipment, was sold to Autoline, Inc. Autoline Inc. and Aweta B.V. are both wholly owned subsidiaries of FPS Food Processing Systems of Holland. Sales of this division were $3,532 in the period ended January 3, 1999 and $3,557, $4,967 and $2,830 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction did not result in a material gain or loss and will not have a material impact on the Company's financial position or results of operations.

On June 10, 1999 the Company's 12 acre greenhouse facility in Mount Carmel, Pennsylvania was sold to Mount Carmel Greenhouses, LLC. The Company received $2,000, of which $731 was used to pay off all debt related to the facility. The transaction resulted in a gain on sale of $150, which has been included in other income.

On July 7, 1999 the Company signed a letter of intent regarding the sale of substantially all of the assets of EPSC, excluding EPSC's BioSave(R) biofungicide product. The purchase price offered is $1,000 plus net working capital at the time of closing. The Company has reclassed EPSC's $1,590 of accounts receivable, inventory, fixed assets and current liabilities as assets held for sale. The Company's long term assets, principally property and equipment and goodwill, were written down to the proposed sales price. An impairment charge of $654 was recorded in the twenty-six weeks ended July 4, 1999, related to the Company's proposed sale of EPSC. Net revenues of EPSC for the thirteen weeks and twenty-six weeks ended July 4, 1999 were $484 and $899 and for the three and six months ended June 30, 1998 were $800 and $1,753, respectively.

5.  Net loss per share

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

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                          Thirteen              Three            Twenty-six              Six
                                                        Weeks Ended         Months Ended         Weeks Ended        Months Ended
                                                        July 4, 1999        June 30, 1998       July 4, 1999        June 30, 1998
                                                       --------------      ---------------     ---------------     ----------------
Weighted average common shares outstanding                     12,619              11,618             12,619             11,618
Dilutive effect of common shares issuable(1)                        -                   -                  -                  -
                                                       ==============     ===============    ===============    ===============
Weighted average common shares outstanding
     assuming dilution                                         12,619              11,618             12,619             11,618
                                                       ==============     ===============    ===============    ===============

(1) Common stock purchase warrants and stock options at July 4, 1999 and June 30, 1998 to purchase 357,621 and 281,491 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.

6.  Comprehensive income

Effective January 3, 1999, the Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income", which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends. Comprehensive income is as follows:

                                                               Thirteen            Three            Twenty-six             Six
                                                             Weeks Ended        Months Ended       Weeks Ended         Months Ended
                                                             July 4, 1999      June 30, 1998      July 4, 1999       June 30, 1998
                                                            ---------------   ---------------   ---------------     ---------------
Net loss                                                           ($9,956)           ($3,655)         ($10,686)            ($3,557)
Other comprehensive gain, net of taxes
      Foreign currency translation adjustments                          41                  -                76                   -
      Net unrealized loss on securities  available for
        sale                                                             2                  4                 -                   1
                                                            --------------     --------------    --------------      --------------
Other comprehensive gain                                                43                  4                76                   1
                                                            --------------     --------------    --------------      --------------
Comprehensive loss                                                 ($9,913)           ($3,651)         ($10,610)            ($3,556)
                                                            ==============     ==============    ==============      ==============

7.  Segment and geographic information

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

                                                 Thirteen             Three           Twenty-six           Six
                                               Weeks Ended        Months Ended       Weeks Ended     Months Ended
Company data by operating segment              July 4, 1999      June 30, 1998      July 4, 1999    June 30, 1998
---------------------------------             ---------------   -----------------  ---------------- ----------------
Net revenues
     Greenhouse tomatoes                              $11,933            $12,840          $27,092           $20,215
     Biological and agricultural products               2,499              3,211            5,604             8,127
                                              ---------------   ----------------   --------------   ---------------
     Total                                             14,432            $16,051          $32,696           $28,342
                                              ===============   ================   ==============   ===============
Operating loss
     Greenhouse tomatoes                              ($6,956)           ($6,193)         ($5,019)          ($4,573)
     Biological and agricultural products                (930)              (528)          (1,072)             (634)
                                              ---------------   ----------------   --------------   ---------------
     Total                                            ($7,886)           ($6,721)         ($6,091)          ($5,207)
                                              ===============   ================   ==============   ================
Company data by geographic segments
-----------------------------------
     Net revenues
         United States                                $13,521            $15,055          $30,801           $25,050
         Canada                                           911                996            1,895             3,292
                                              ---------------   ----------------   --------------   ---------------
     Total                                            $14,432            $16,051          $32,696           $28,342
                                              ===============   ================   =============    ===============

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        (in thousands, except share data)


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

Results of Operations for the thirteen weeks ended July 4, 1999 and the three months ended June 30, 1998

The Company's two reportable segments are comprised of (1) greenhouse tomatoes and (2) biological and agricultural products.

The Company's net revenues decreased by $1,619 or 10% to $14,432 for the thirteen weeks ended July 4, 1999 from $16,051 for the three months ended June 30, 1998. This decrease was due to decreases in product sales in the greenhouse tomato market of $907 and decreases in the biological and agricultural products market of $712.

The following table sets forth the Company's net revenues by segment for the thirteen weeks ended July 4, 1999 and the three months ended June 30, 1998:

                                                                  Thirteen              Three
                                                                Weeks Ended         Months Ended
                                                                July 4, 1999        June 30, 1998          Change
                                                              ----------------     ---------------      ------------
Greenhouse tomatoes                                                    $11,933             $12,840            ($907)
Biological and Agricultural Products                                     2,499               3,211             (712)
                                                              ----------------     ---------------      -----------
Total                                                                  $14,432             $16,051          ($1,619)
                                                              ================     ===============      ===========

Net revenue decreases for the greenhouse tomato market were primarily due to weak market pricing. The competition in the tomato industry has increased significantly due to increased supply that has resulted from the additional acreage that has been added during recent years as well as increased volume from imported product.

Product sale decreases for the biological and agricultural products market were primarily due to the discontinuance of its packing insert sales in Canada and decreased coatings sales. Sales of packing inserts were $0 for the thirteen weeks ended July 4, 1999 and $254 for the three months ended June 30, 1998. The Company's sales of coating products decreased $316 or 40% to $484 for the thirteen weeks ended July 4, 1999 from $800 for the three months ended June 30, 1999. These products are primarily sold to citrus growers in California which were adversely affected by a winter freeze.

Cost of revenues decreased $663 or 3% to $18,518 for the thirteen weeks ended July 4, 1999 from $19,181 for the three months ended June 30, 1998, primarily due to a decrease in net revenues.

Gross profit on net revenues decreased $956 or 31% to ($4,086) for the thirteen weeks ended July 4, 1999 from a gross profit of ($3,130) for the three months ended June 30, 1998. Gross profit percentage on net revenues decreased 8% to (28%) for the thirteen weeks ended July 4, 1999 from (20%) for the three months ended June 30, 1998. Both gross profit on net revenues and gross profit percentage on net revenues decreased primarily as a result of weak market pricing in the tomato segment and less than anticipated production yields that lead to an increase in cost of sales.

Selling, general and administrative expenses decreased $378 or 11% to $3,055 for the thirteen weeks ended July 4, 1999 from $3,433 for the three months ended June 30, 1998, primarily due to decreased administrative costs, partially offset by increased amortization of goodwill of $150, resulting from the Company's acquisition of Cogentrix's 50% ownership in four of the Company's greenhouse facilities.
                                       9

Research and development expenses decreased $67 or 42% to $91 for the thirteen weeks ended July 4, 1999 from $158 for the three months ended June 30, 1998, due primarily to a decrease in personnel expenses.

An impairment charge of $654 was recorded in the thirteen weeks ended July 4, 1999, related to the Company's proposed sale of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the proposed sales price. The Company has entered into a letter of intent to sell substantially all of the assets of EPSC, except the BioSave biofungicide business, for $1,000 plus net working capital at the time of closing.

Operating loss increased $1,165 or 17% to $7,886 for the thirteen weeks ended July 4, 1999 compared to $6,721 for the three months ended June 30, 1998. The decrease in operating income resulted primarily from a decrease of $956 in gross profit for the thirteen weeks ended July 4, 1999, and a $209 increase in operating expenses.

Other expenses increased by $456 to $2,158 for the thirteen weeks ended July 4, 1999, compared to $1,702 the three months ended June 30, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $1,068 for the thirteen weeks ended July 4, 1999 compared to the three months ended June 30, 1998 due to $590 in interest incurred on the $21,600 in promissory notes issued in connection with the acquisition of all of the outstanding capital stock of certain corporations which were partners in four of the Company's greenhouse operations, $605 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness incurred in connection with the development of the greenhouse facilities added in 1998.

The Company's net loss increased $6,301 or $0.48 per basic and diluted share to a net loss of $9,956 or $0.79 per diluted share for the thirteen weeks ended July 4, 1999 compared to net loss of $3,655 or $0.31 per diluted share for the three months ended June 30, 1998.

The Company's EBITDA decreased $5,177 to ($5,956) for the thirteen weeks ended July 4, 1999 from ($779) for the three months ended June 30, 1998. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Results of Operations for the twenty-six weeks ended July 4, 1999 and the six months ended June 30, 1998

The Company's net revenues increased by $4,354 or 15% to $32,696 for the twenty-six weeks ended July 4, 1999 from $28,342 for the six months ended June 30, 1998. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $6,877 partially offset by decreases in the biological and agricultural products market of $2,523.

The following table sets forth the Company's net revenues by segment for the twenty-six weeks ended July 4, 1999 and the six months ended June 30, 1998:

                                                                  Twenty-six             Six
                                                                 Weeks Ended         Months Ended
                                                                 July 4, 1999       June 30, 1998         Change
                                                               ----------------    ----------------    ------------
Tomatoes                                                                $27,092             $20,215          $6,877
Biological and Agricultural Products                                      5,604               8,127          (2,523)
                                                               ----------------    ----------------    ------------
Total                                                                   $32,696             $28,342          $4,354
                                                               ================    ================    ============

Net revenue increases for the greenhouse tomato market were primarily due to increased capacity offset by weak market pricing. Two of the Company's greenhouse facilities representing 60 acres were not in full production for the six months ended June 30, 1998.

Net revenue decreases for the biological and agricultural products market were primarily due to the sale of its postharvest equipment division on February 2, 1999, the discontinuance of its packing insert sales in Canada and decreased coating sales. Sales of the postharvest equipment division decreased $1,109 or 76% to $344 for the twenty-six weeks ended July 4, 1999 from $1,453 for the six months ended June 30, 1998. Sales of packing inserts decreased $508 to $0 for the twenty-six weeks ended July 4, 1999 compared to $508 for the six months ended June 30, 1998. The Company's sales of coating products decreased $854 or 49% to $899 for the twenty-six weeks ended July 4, 1999 from $1,753 for the six months ended June 30, 1998. These coating products are primarily sold to citrus growers in California which were adversely affected by a winter freeze.

Cost of revenues increased $4,183 or 15% to $31,357 for the twenty-six weeks ended July 4, 1999 from $27,174 for the six months ended June 30, 1998, primarily due to net revenue increases.

Gross profit on net revenues increased $171 or 15% to $1,339 for the twenty-six weeks ended July 4, 1999 from a gross profit of $1,168 for the six months ended June 30, 1998, primarily as a result of the increase in net revenues from the tomato segment. Gross profit percentage on net revenues remained the same at 4% for the twenty-six weeks ended July 4, 1999 and the six months ended June 30, 1998.

Selling, general and administrative expenses increased $456 or 7% to $6,568 for the twenty-six weeks ended July 4, 1999 from $6,112 for the six months ended June 30, 1998, primarily due to increased amortization of goodwill of $300, resulting from the Company's acquisition of Cogentrix's 50% ownership of four of the Company's greenhouse facilities and increased expenses attributable to the Company's four new greenhouse facilities, and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

Research and development expenses decreased $55 or 21% to $208 for the twenty-six weeks ended July 4, 1999 from $263 for the six months ended June 30, 1998, due primarily to a decrease in personnel expenses.

An impairment charge of $654 was recorded in the twenty-six weeks ended July 4, 1999, related to the Company's proposed sale of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the proposed sales price.

Operating loss increased $884 or 17% to $6,091 for the twenty-six weeks ended July 4, 1999 compared to $5,207 for the six months ended June 30, 1998. The decrease in operating income resulted primarily from an increase of $1,055 in operating expenses for the twenty-six weeks ended July 4, 1999, partially offset by a $171 increase in gross profit.

Other expenses increased by $2,045 to $4,742 for the twenty-six weeks ended July 4, 1999, compared to $2,697 for the six months ended June 30, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $2,644 for the twenty-six weeks ended July 4, 1999 compared to the six months ended June 30, 1998 due to $1,215 in interest incurred on the $21,600 of promissory notes issued in connection with the acquisition of all of the outstanding capital stock of certain corporations that were partners in four of the Company's greenhouse operations, $1,192 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness incurred in connection with the development of the greenhouse facilities added in 1998.

The Company's net loss increased $7,129 or $0.54 per basic and diluted share to a net loss of $10,686 or $0.85 per diluted share for the twenty-six weeks ended July 4, 1999 compared to net loss of $3,557 or $0.31 per diluted share for the six months ended June 30, 1998.

The Company's EBITDA decreased $3,633 to ($2,417) for the twenty-six weeks ended July 4, 1999 from $1,216 for the six months ended June 30, 1998. EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense.

Liquidity and Capital Resources

The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, investment income and the sale of certain assets.

The Company continues to experience a significant liquidity shortfall primarily due to (i) the production start-up issues encountered at and crop cycle adjustments of the approximate 127 acres of additional greenhouse production capacity in its greenhouse tomato segment added during 1998 and (ii) the need to refinance its $21,600 aggregate principal amount of promissory notes issued to Cogentrix Energy, Inc. ("Cogentrix") that becomes due on August 31, 1999. In addition, the Company is in default of certain technical financial covenants with its lender CoBank, ACB ("CoBank").

As a result of the Company's non-compliance with a financial covenant contained in its $60,000 credit facility with CoBank and certain payment defaults which were subsequently cured, CoBank has imposed a default rate of interest which is equal to 4% above the base rate. As of July 4, 1999, $58,900 of indebtedness was outstanding under the Company's credit facility with CoBank. On July 14, 1999 the Company signed a commitment letter with CoBank wherein CoBank has agreed to restructure the current $58,900 credit facility as well as to provide a new $8,400 working capital line of credit, subject to certain conditions including a restructuring of the $21,600 debt to Cogentrix, discussions of which have been previously disclosed.

On August 13, 1999, the Company signed a letter of intent ("LOI") with Cogentrix which provides that the $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix dated May 10, 1997 in the amount of $894 will be exchanged for shares of Class A Convertible Preferred Stock of EcoScience ("Class A") and Class B Convertible Preferred Stock of EcoScience ("Class B').

The LOI provides that Cogentrix will be issued 7,950,000 shares of Class A with a liquidation preference of $2.00 per share and a cumulative dividend of 5% per year, payable annually to the extent of the Company exceeding a specified level of EBITDA. The shares will be mandatorily redeemed at liquidation preference plus accumulated and unpaid dividends on each anniversary of the date of issuance in an amount exceeding a specified level of EBITDA. The Class A shares may also be redeemed at the option of Cogentrix at liquidation preference plus accumulated and unpaid dividends beginning on each anniversary of the date of issuance commencing in 2003 and ending in 2007. The maximum number of Class A shares that may be so redeemed in any one year shall not exceed 1,590,000 minus the number of Class A shares the Company must and has redeemed in the preceding year (or since issuance in the case of 2003). If the Company fails to redeem the Class A shares, Cogentrix may convert any or all of the Class A shares to common stock of the Company at a conversion rate equal to $2 divided by the average closing price for EcoScience Common Stock for the 15 business days prior to the date of issuance of the Class A shares, excluding the highest and lowest closing price.

The LOI provides that Cogentrix will be issued 333,333 shares of Class B at a liquidation preference of $20.00 per share. The shares will not be redeemable and do not pay or accrue a dividend. The Class B shares are convertible on a one for one share basis to shares of common stock of the Company on payment of a conversion price of $5 per share on June 1, 2008.

Both Class A and Class B will be senior to all classes of capital stock of the Company with respect to dividends, liquidation preference and redemption rights, have no voting rights except in certain limited events, may not be transferred, except with the written consent of the Company. The Common Stock issuable upon the closing of the Class A and Class B will be subject to certain resale restrictions.

The Company's management has been in close contact with its lenders and major suppliers, and the parties are working cooperatively together to manage this cash flow shortfall. In July 1999, the company renegotiated one of its greenhouse lease agreements which will result in an estimated annual savings of $600. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until the completion of the proposed exchange of the $21,600 aggregate principal amount of promissory notes issued to Cogentrix for preferred stock, the restructure of the $60,000 credit facility with CoBank and the closing of the new $8,400 working capital line of credit with CoBank. No assurance can be given that the Company will be able to complete the restructuring of the CoBank credit facility or the exchange of notes for preferred stock or that the Company's creditors will not attempt to enforce legal remedies available to them.

On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. Borrowings under the facility bear interest at a rate per annum equal to the greater of (1) 7% or (2) the prime rate plus 2.75%. This agreement, which has an initial two-year term, replaces a $3,000 revolving credit facility with Silicon Valley Bank.

Cash and cash equivalents were $841 at July 4, 1999 compared to $1,095 at January 3, 1999. Cash provided by operating activities totaled $900 for the twenty-six weeks ended July 4, 1999 and principally consisted of a decrease in inventory of $4,425, accounts receivable of $2,390 and depreciation and amortization of $3,172, partially offset by a net loss of $10,686. Cash used in financing activities totaled $2,962 for the twenty-six weeks ended July 4, 1999, which consisted of payments of long-term debt of $1,665 and net payments under lines of credit of $1,297. Cash provided by investment activities for the twenty-six weeks ended July 4, 1999 totaled $1,732, which consisted principally of the proceeds from sale of assets of $2,266, including the Company's greenhouse facility in Mount Carmel, Pennsylvania. The Company's current liabilities exceeded its current assets by $89,232 (which includes $42,847 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain technical defaults under its $60,000 credit facility) and its current ratio was 0.11 to 1, at July 4, 1999 compared to 0.20 to 1, respectively, at January 3, 1999.

Debt and capital leases decreased by $2,997 to $82,800 at July 4, 1999 compared to $85,797 at January 3, 1999. The decrease was attributable to payments under the Company's lines of credit and term loans.

The Company believes that its $841 of cash and cash equivalents as of July 4, 1999, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through July 5, 2000, provided that the Company can resolve its short term cash flow shortfall by issuing preferred stock in exchange for the $21,600 aggregate principal amount of promissory notes held by Cogentrix, restructuring the $60,000 credit facility with CoBank and closing the new $8,400 working capital line of credit with CoBank. No assurance can be given that the Company will be able to complete the refinancings, obtain an extension or restructuring of the notes or that the Company's creditors will not attempt to enforce legal remedies available to them.

Year 2000 Compliance

The following disclosure is a Year 2000-readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in May 1998 that has now been adopted throughout the Company. As part of such initiative, we have selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business and greenhouse systems (including irrigation systems and sorting, grading and packing equipment) subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed four areas of risk: (i) third party vendor software, such as business and greenhouse applications (including irrigation systems and sorting, grading and packing equipment), operating systems and special function software; (ii) computer hardware components; (iii) electronic data transfer systems between us and our customers; and (iv) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that we have identified substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk and have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of its assessment process we are developing contingency plans as necessary. However, we cannot directly control the timing of certain Year 2000 compliant vendor products. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

We rely on third party service providers for services such as telecommunications, internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year2000 issues could have a material adverse impact on our operations. We have initiated an evaluation of the status of such third party service providers' efforts and to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become
Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of our Year 2000 compliance plan is anticipated to be $20. Approximately $10 of these costs had been incurred through July 4, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

The estimates and conclusions herein are forward-looking statements and are based on our best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on certain operations and the ability of our service providers to bring their systems into Year 2000 compliance.


Quantitative and Qualitative Disclosure about Market Risk

There has been no material change in market risk since January 3, 1999.

Forward-looking Statements

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 24, 1999, and received the votes set forth below:

1. The following person nominated was elected to serve as a director and received the number of votes set opposite his name:


                                             For                       Withheld
                                             ---                       --------
        Thomas A. Montanti                9,404,289                     7,182

2. A proposal to adopt the Company's 1999 Stock Option Plan received 9,350,958 votes FOR and 58,247 votes AGAINST, with 2,266 abstentions.

The terms of office of each of Michael A. DeGiglio, Albert W. Vanzeyst, David J. Ryan and Heinz Wehner continued after the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(i) Exhibits

10.119 Employment agreement between EcoScience Corporation and Kenneth S. Hollander, dated June 1, 1999. (incorporated by reference to Exhibit 10.119 to the Registrant's Registration Statement on Form S-1, Registration No. 333-77959).

10.120 Extension agreement and related allonges to Cogentrix Energy, Inc. promissory notes dated June 29, 1999.

10.121 Extension agreement and relate allonges to Cogentrix Energy, Inc. promissory notes dated July 30, 1999.

10.122 First Amendment to Operating Agreement between Village Farms of Virginia, Inc. and Greenhost, Inc.

10.123 Loan and Security Agreement between Century Business Credit Corporation and Agro Dynamics, Inc. and EcoScience Produce Systems Corporation dated June 29, 1999.

27  Financial Data Schedule as of and for the Six Months Ended July 4, 1999

(ii) Reports on Form 8-K.

(a) June 29, 1999 - regarding the extension of the debt of Cogentrix, refinancing of $3 million line of credit and the NASDAQ SmallCap Market delisting notice.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ECOSCIENCE CORPORATION
                                       Registrant




August 16, 1999                        /s/  Kenneth S. Hollander
                                       ---------------------------------------
                                       Kenneth S. Hollander
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit
Number   Exhibit Description
-------  -------------------

10.119 Employment agreement between EcoScience Corporation and Kenneth S. Hollander, dated June 1, 1999 (incorporated by reference to
         Exhibit 10.119 to the Registrant's Registration Statement on Form S-1, Registration No. 333-77959)

10.120 Extension agreement and related allonges to Cogentrix Energy, Inc. promissory notes dated June 29, 1999.

10.121 Extension agreement and relate allonges to Cogentrix Energy, Inc. promissory notes dated July 30, 1999.

10.122 First Amendment to Operating Agreement between Village Farms of Virginia, Inc. and Greenhost, Inc.

10.123 Loan and Security Agreement between Century Business Credit Corporation and Agro Dynamics, Inc. and EcoScience Produce Systems Corporation dated June 29, 1999.

27       Financial Data Schedule as of and for the Six Months Ended July 4, 1999