Form 10-Q
period 1999-10-03
ECOSCIENCE CORP/DE
filed 1999-11-17
CIK 882259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________.


                             Commission File Number
                                     0-19746
                                     -------


                             ECOSCIENCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      04-2912632
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)


                10 Alvin Court, East Brunswick, New Jersey 08816
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 432-8200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                 Not Applicable
              -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 17, 1999, the issuer had outstanding 12,619,278 shares of common stock, par value $.01 per share.


                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                     EcoScience Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                               October 3, 1999    January 3, 1999
                                                                               ---------------    ---------------
                                                                                 (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                       $     878         $   1,095
  Short-term investments                                                                 --               127
  Accounts receivable, less reserves of $642
      at October 3, 1999 and $551 at January 3, 1999                                  2,674             7,271
  Assets held for sale                                                                1,329             1,911
  Inventories                                                                         7,310             9,209
  Other current assets                                                                  498             1,212
                                                                                  ---------         ---------
    Total current assets                                                             12,689            20,825
                                                                                  ---------         ---------
Property and equipment, net                                                          60,874            65,200
Intangible assets, net                                                               11,945            13,550
Other noncurrent assets                                                               1,789             2,289
                                                                                  ---------         ---------
    Total assets                                                                  $  87,297         $ 101,864
                                                                                  =========         =========
Liabilities and Stockholders' Deficit

Current liabilities:
  Short-term borrowings                                                           $  43,870         $  37,080
  Current maturities of long-term debt                                               46,139            47,557
  Current obligations under capital leases                                               47                42
  Accounts payable                                                                   10,516            11,102
  Accrued expenses and other current liabilities                                      7,412             7,705
                                                                                  ---------         ---------
    Total current liabilities                                                       107,984           103,486
                                                                                  ---------         ---------
Noncurrent liabilities:
  Long-term debt, less current maturities                                               524               780
  Obligations under capital leases                                                      321               338
  Other long-term liabilities                                                         1,642             1,689
                                                                                  ---------         ---------
    Total liabilities                                                               110,471           106,293
                                                                                  ---------         ---------
Minority interest                                                                       306               665
Commitments and contingencies                                                            --                --

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       none issued and outstanding                                                       --                --
  Common stock, $0.01 par value, 100,000,000 shares authorized; 12,619,278
       issued and outstanding at October 3, 1999 and January 3, 1999                    126               126
  Additional paid-in-capital                                                         55,574            55,574
  Accumulated deficit                                                               (79,149)          (60,706)
  Accumulated other comprehensive loss                                                  (31)              (88)
                                                                                  ---------         ---------
    Total stockholders' deficit                                                     (23,480)           (5,094)
                                                                                  ---------         ---------
Total liabilities and stockholders' deficit                                       $  87,297         $ 101,864
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

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      Thirteen              Three             Thirty-nine             Nine
                                                    Weeks Ended         Months Ended          Weeks Ended         Months Ended
                                                  October 3, 1999    September 30, 1998     October 3, 1999    September 30, 1998
                                                  ---------------    ------------------     ---------------    ------------------
Net revenues                                         $  6,982             $  8,708             $ 39,678             $ 37,050
Cost of revenues                                        9,392               10,032               40,749               37,206
                                                     --------             --------             --------             --------
Gross profit                                           (2,410)              (1,324)              (1,071)                (156)
                                                     --------             --------             --------             --------
Operating expenses:
  Selling, general and administrative                   3,648                3,671               10,216                9,783
  Research and development                                108                  128                  316                  391
  Impairment charge                                        --                   --                  654                   --
                                                     --------             --------             --------             --------
      Total operating expenses                          3,756                3,799               11,186               10,174
                                                     --------             --------             --------             --------
Operating loss                                         (6,166)              (5,123)             (12,257)             (10,330)
                                                     --------             --------             --------             --------
Other (expense) income:
  Interest, net                                        (2,333)                (946)              (7,425)              (3,394)
  Other, net                                              531                   26                  881                 (223)
                                                     --------             --------             --------             --------
      Total other expense, net                         (1,802)                (920)              (6,544)              (3,617)
                                                     --------             --------             --------             --------
Loss before taxes and minority interest                (7,968)              (6,043)             (18,801)             (13,947)
(Benefits) provision for income taxes                      (4)                  --                    1                   --
                                                     --------             --------             --------             --------
Loss before minority interest                          (7,964)              (6,043)             (18,802)             (13,947)
Minority interest                                         207                2,151                  359                6,498
                                                     --------             --------             --------             --------
Net loss                                             ($ 7,757)            ($ 3,892)            ($18,443)            ($ 7,449)
                                                     ========             ========             ========             ========
Loss per share:

Basic:
Loss per share                                       ($  0.61)            ($  0.33)            ($  1.46)            ($  0.64)
                                                     ========             ========             ========             ========
Weighted average basic shares outstanding              12,619               11,618               12,619               11,618
                                                     ========             ========             ========             ========
Diluted:
Loss per share                                       ($  0.61)            ($  0.33)            ($  1.46)            ($  0.64)
                                                     ========             ========             ========             ========
Weighted average diluted shares outstanding            12,619               11,618               12,619               11,618
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

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                 Thirty-nine              Nine
                                                                                 Weeks Ended          Months Ended
                                                                               October 3, 1999     September 30, 1998
                                                                               ---------------     ------------------
Cash flows from operating activities:
    Net loss                                                                       ($18,443)            ($ 7,449)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                              4,676                3,389
           Minority interest in limited partnerships                                   (359)              (6,498)
           Foreign exchange (gain) loss                                                 (13)                 168
           Gain on sales of assets                                                      (44)                  (5)
           Impairment charge                                                            654                   --
           Changes in current assets and liabilities:
                Accounts receivable, net                                              4,597                2,411
                Inventories                                                           1,569               (1,463)
                Other current assets                                                    714                  702
                Other noncurrent assets                                                 211                  547
                Accounts payable and accrued expenses                                  (865)               3,576
                Other noncurrent liabilities                                            (47)              (1,005)
                                                                                   --------             --------
            Net cash used in operating activities:                                   (7,350)              (5,627)
                                                                                   --------             --------
Cash flows from investment activities:
    Purchases of property and equipment                                                (731)             (14,592)
    Proceeds from sale of assets                                                      2,576                  160
    Release of restricted cash                                                           --                3,250
    Proceeds from sale of short-term investments                                        127                   --
                                                                                   --------             --------
             Net cash provided by (used in) investing activities                      1,972              (11,182)
                                                                                   --------             --------
Cash flows from financing activities:
    Proceeds from issuance of stock                                                      --                    6
    Proceeds from long-term debt                                                         --               13,290
    Net borrowings under line of credit                                               6,790                6,363
    Payments on long-term debt and capital leases                                    (1,686)              (3,394)
    Debt issue cost                                                                      --                 (133)
    Minority interest contributions to limited partnerships                              --                1,000
    S Corp stockholder distributions                                                     --                 (510)
                                                                                   --------             --------
             Net cash provided by financing activities                                5,104               16,622
                                                                                   --------             --------
    Effects of exchange rates on cash balances                                           57                   --
Decrease in cash and cash equivalents                                                  (217)                (187)
Cash and cash equivalents at beginning of period                                      1,095                2,443
                                                                                   ========             ========
Cash and cash equivalents at end of period                                         $    878             $  2,256
                                                                                   ========             ========
Total unrestricted and restricted cash, cash equivalents and short-term
        investments at end of period                                               $    878             $  2,641
                                                                                   ========             ========
Supplemental cash flow information
Cash paid for:
Interest                                                                              6,472                3,013
Income taxes                                                                              1                    3

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     October 3, 1999 and September 30, 1998

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

The Company has suffered losses resulting in an accumulated deficit of $79,149 as of October 3, 1999. The Company continues to be in violation of certain technical financial covenants under various debt agreements as of October 3, 1999, which has resulted in approximately $42,077 of debt being classified as current in the accompanying October 3, 1999 balance sheet which otherwise would have been classified as long-term. This along with the note issued on December 30, 1998, in connection with the acquisition of certain minority interests in consolidated limited partnerships, has resulted in significant negative working capital. Management's plan is focused on improving the gross profit of all greenhouse operations as a result of greater production and sales volumes, sizing and efficiency through a full cropping cycle at each greenhouse facility.

The Company believes that its $878 of cash and cash equivalents as of October 3, 1999, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, current acquisitions and to service its indebtedness through October 4, 2000, provided that the Company can resolve its near term cash flow problems and refinance its $21,600 aggregate principal amount of promissory notes issued on December 30, 1998 and March 15, 1999 that are due on December 15, 1999. On
June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. This agreement, which has an initial two-year term, replaces a $3,000 revolving credit facility with Silicon Valley Bank.

In July 1999, the Company entered into a commitment letter with its senior lender, CoBank, ACB ("CoBank"), which contemplates that CoBank will restructure the Company's existing $58,900 term facility and provide a new $8,400 working capital line of credit, subject to certain conditions, including the restructuring of the $21,600 of indebtedness that becomes due on December 15, 1999. In October, 1999, the Company signed a commitment letter with CoBank for an additional $5,000 working capital line of credit and for the deferral of all interest payments on the existing term facility, the $8,400 and $5,000 working capital lines. In August 1999, the Company entered into a letter of intent to exchange the notes representing the $21,600 of indebtedness for preferred stock. CoBank has funded all of the proposed $8,400 working capital line and $2,670 of the proposed $5,000 working capital line in advance of the proposed restructuring. See note 3 below.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the thirty-nine weeks ended October 3, 1999 and the nine months ended September 30, 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the thirty-nine weeks ended October 3, 1999 and the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended January 3, 1999, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In July 1999, the Company signed a commitment letter with its senior lender, CoBank which contemplates that CoBank will restructure the Company's existing $58,900 term facility and provide a new $8,400 working capital line of credit, subject to certain conditions, including the restructuring of the Company's $21,600 of indebtedness to Cogentrix Energy, Inc. ("Cogentrix") and the negotiation and execution of final loan documents. As of October 3, 1999, $7,700 of the proposed working capital line has been funded. Approximately $2,400 of the proposed line of credit was used to pay past due interest to CoBank and the balance has been used for working capital purposes. The maturity date of the proposed term facility is two years with a two year extension if certain conditions are satisfied. The commitment letter provides that the line of credit will mature in one year with the option to request a one year extension. The interest rate is the CoBank National Variable Rate plus 2%. The commitment letter provides that principal under the term facility will be payable quarterly in the amount of $5,000 per year.

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

Both Class A and Class B will be senior to all classes of capital stock of the Company with respect to dividends, liquidation preference and redemption rights, have no voting rights except in certain limited events and may not be transferred, except with the written consent of the Company. The Common Stock issuable upon the conversion of the Class B will be subject to certain resale restrictions.

No assurance can be given that the proposed restructurings of the Company's indebtedness to CoBank and Cogentrix will be completed.

In October, 1999, the Company signed a commitment letter with CoBank for an additional $5,000 working capital line of credit to be repaid no later than March 31, 2000 and for the deferral of all interest payments on the existing term facility, the $8,400 and $5,000 working capital lines until March 31, 2000.

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

On November 8, 1999 the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave(R) biofungicide product. EPSC conducted the Company's postharvest coating products business. The Company received $1,272 which represents the purchase price of $1,000 plus $272 for the sale of inventory (net of $100 of escrow to be released upon satisfactory completion of an independent audit). EPSC's $1,329 of inventory and fixed assets are reflected as assets held for sale on the Company's consolidated balance sheet dated as of October 3, 1999. The Company's goodwill was written down to the proposed sales price, resulting in an impairment charge of $654 which was recorded in the thirty-nine weeks ended October 3, 1999. Net revenues of EPSC for the thirteen weeks and thirty-nine weeks ended October 3, 1999 were $437 and $1,328, respectively, and for the three and nine months ended September 30, 1998 were $502 and $2,216, respectively.

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

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:


                                                   Thirteen           Three          Thirty-nine          Nine
                                                 Weeks Ended      Months Ended       Weeks Ended      Months Ended
                                                  October 3,      September 30,       October 3,      September 30,
                                                     1999             1998               1999             1998
                                                 -----------      -------------      -----------      -------------
Weighted average common shares outstanding          12,619           11,618             12,619           11,618
Dilutive effect of common shares issuable(1)            --               --                 --               --
                                                    ------           ------             ------           ------
Weighted average common shares outstanding
     assuming dilution                              12,619           11,618             12,619           11,618
                                                    ======           ======             ======           ======

- ----------
(1) Common stock purchase warrants and stock options at October 3, 1999 and September 30, 1998 to purchase 1,154,221 and 275,511 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.

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

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends. Comprehensive income is as follows:


                                                              Thirteen            Three           Thirty-nine            Nine
                                                            Weeks Ended        Months Ended       Weeks Ended        Months Ended
                                                             October 3,        September 30,       October 3,       September 30,
                                                                1999               1998               1999               1998
                                                            -----------        -------------      -----------       -------------
Net loss                                                      ($7,757)           ($3,892)          ($18,443)           ($7,449)
Other comprehensive gain, net of taxes
   Foreign currency translation adjustments                       (19)                --                 57                 --
   Net unrealized loss on securities available for sale            --                  3                 --                  4
                                                              -------            -------           --------            -------
Other comprehensive gain                                          (19)                 3                 57                  4
                                                              -------            -------           --------            -------
Comprehensive loss                                            ($7,776)           ($3,889)          ($18,386)           ($7,445)
                                                              =======            =======           ========            =======

7. Segment and geographic information

The Company has two reportable segments: greenhouse tomatoes and biological and agricultural products. The greenhouse tomatoes segment operates six greenhouse facilities in the United States, representing approximately 178 acres of growing capacity. Through these facilities, the Company produces, harvests, packages and distributes premium hydroponic vine-ripened tomatoes. The tomatoes are marketed under the Village Farms(R) and Home Choice(TM) brandnames and sold to retail supermarket chains, dedicated wholesalers, distributors and food service clients throughout the United States.

The biological and agricultural products segment distributes various products under written distribution agreements and relations with specific vendors. The Company's biological and agricultural products include (1) growing medium products and computerized environmental and irrigational control systems; (2) postharvest coating products and (3) biological pest control products. The Company sold its postharvest coating products business in November, 1999.

The Company's reportable segments are strategic business units that offer different products. The Company is not dependent on any single customer for its net revenues.


                                                   Thirteen             Three             Thirty-nine             Nine
                                                 Weeks Ended         Months Ended         Weeks Ended         Months Ended
                                                  October 3,         September 30,         October 3,         September 30,
Company data by operating segment                    1999               1998                  1999                1998
- ---------------------------------                -----------         -------------        -----------         -------------
Net revenues
   Greenhouse tomatoes                             $ 4,075             $ 4,557             $ 31,167             $ 24,772
   Biological and agricultural products              2,907               4,151                8,511               12,278
                                                   -------             -------             --------             --------
   Total                                           $ 6,982             $ 8,708             $ 39,678             $ 37,050
                                                   =======             =======             ========             ========
Operating loss
   Greenhouse tomatoes                             ($5,621)            ($3,833)            ($10,640)            ($ 8,406)
   Biological and agricultural products               (545)             (1,290)              (1,617)              (1,924)
                                                   -------             -------             --------             --------
   Total                                           ($6,166)            ($5,123)            ($12,257)            ($10,330)
                                                   =======             =======             ========             ========
Company data by geographic segments
   Net revenues
       United States                               $ 5,777             $ 7,667             $ 36,578             $ 32,717
       Canada                                        1,205               1,041                3,100                4,333
                                                   -------             -------             --------             --------
   Total                                           $ 6,982             $ 8,708             $ 39,678             $ 37,050
                                                   =======             =======             ========             ========

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

Results of Operations for the thirteen weeks ended October 3, 1999 and the three months ended September 30, 1998

The Company's two reportable segments are comprised of (1) greenhouse tomatoes and (2) biological and agricultural products.

The Company's net revenues decreased by $1,726 or 20% to $6,982 for the thirteen weeks ended October 3, 1999 from $8,708 for the three months ended September 30, 1998. This decrease was due to decreases in product sales in the greenhouse tomato market of $482 and decreases in the biological and agricultural products market of $1,244.

The following table sets forth the Company's net revenues by segment for the thirteen weeks ended October 3, 1999 and the three months ended September 30, 1998:


                                            Thirteen           Three
                                           Weeks Ended      Months Ended
                                           October 3,       September 30,
                                              1999              1998              Change
                                           -----------      --------------       --------
Greenhouse tomatoes                          $4,075            $4,557            $  (482)
Biological and agricultural products          2,907             4,151             (1,244)
                                             ------            ------            -------
Total                                        $6,982            $8,708            $(1,726)
                                             ======            ======            =======


Net revenue decreases for the greenhouse tomato market were primarily due to the closure of the Company's twelve acre greenhouse facility in Wheatfield, NY in September, 1999 and the earlier termination of the crop at the Company's forty-two acre Virginia greenhouse facility than in the previous year. These decreases were partially offset by the Company's twenty-six acre Presidio greenhouse facility being in production for the thirteen weeks ended October 3, 1999 . The facility was completed in the second half of 1998 and did not start producing until the fourth quarter of 1998.

Product sale decreases for the biological and agricultural products market were primarily due to the sale of its postharvest equipment division. Sales of postharvest equipment were $0 for the thirteen weeks ended October 3, 1999 and $1,072 for the three months ended September 30, 1998.

Cost of revenues decreased $640 or 6% to $9,392 for the thirteen weeks ended October 3, 1999 from $10,032 for the three months ended September 30, 1998, primarily due to a decrease in net revenues.

Gross profit on net revenues decreased $1,086 or 82% to ($2,410) for the thirteen weeks ended October 3, 1999 from a gross profit of ($1,324) for the three months ended September 30, 1998. Gross profit percentage on net revenues decreased 20% to (35%) for the thirteen weeks ended October 3, 1999 from (15%) for the three months ended September 30, 1998. Both gross profit on net revenues and gross profit percentage on net revenues decreased primarily as a result of less than anticipated production yields in the tomato segment resulting in fixed production costs being allocated over fewer units.

Selling, general and administrative expenses decreased $23 or 1% to $3,648 for the thirteen weeks ended October 3, 1999 from $3,671 for the three months ended September 30, 1998, primarily due to decreased administrative costs, partially offset by increased amortization of goodwill of $150, resulting from the Company's acquisition in December 1998 of Cogentrix's 50% ownership in four of the Company's greenhouse facilities.

Research and development expenses decreased $20 or 16% to $108 for the thirteen weeks ended October 3, 1999 from $128 for the three months ended September 30, 1998, due primarily to a decrease in personnel expenses.

Operating loss increased $1,043 or 20% to $6,166 for the thirteen weeks ended October 3, 1999 compared to $5,123 for the three months ended September 30, 1998. The decrease in operating income resulted primarily from a decrease of $1,086 in gross profit for the thirteen weeks ended October 3, 1999, partially offset by a $43 decrease in operating expenses.

Other expenses increased by $882 to $1,802 for the thirteen weeks ended
October 3, 1999, compared to $920 the three months ended September 30, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $1,387 for the thirteen weeks ended October 3, 1999 compared to the three months ended September 30, 1998 due to $608 in interest incurred on the $21,600 in promissory notes issued in connection with the acquisition of all of the outstanding capital stock of certain corporations which were partners in four of the Company's greenhouse operations, $59 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness incurred in connection with the development of the greenhouse facilities added in 1998.

The Company's net loss increased $3,865 or $0.28 per basic and diluted share to a net loss of $7,757 or $0.61 per diluted share for the thirteen weeks ended October 3, 1999 compared to net loss of $3,892 or $0.33 per diluted share for the three months ended September 30, 1998.

The Company's EBITDA decreased $2,042 to ($3,924) for the thirteen weeks ended October 3, 1999 from ($1,882) for the three months ended September 30, 1998. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Results of Operations for the thirty-nine weeks ended October 3, 1999 and the nine months ended September 30, 1998

The Company's net revenues increased by $2,628 or 7% to $39,678 for the thirty-nine weeks ended October 3, 1999 from $37,050 for the nine months ended September 30, 1998. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $6,395, partially offset by decreases in the biological and agricultural products market of $3,767.

The following table sets forth the Company's net revenues by segment for the thirty-nine weeks ended October 3, 1999 and the nine months ended September 30, 1998:


                                               Thirty-nine           Nine
                                               Weeks Ended       Months Ended
                                               October 3,        September 30,
                                                  1999               1998              Change
                                               -----------       -------------        -------
Tomatoes                                        $31,167            $24,772            $ 6,395
Biological and Agricultural Products              8,511             12,278             (3,767)
                                                =======            =======            =======
Total                                           $39,678            $37,050            $ 2,628
                                                =======            =======            =======

Net revenue increases for the greenhouse tomato market were primarily due to increased capacity and production, offset by weak market pricing. Two of the Company's greenhouse facilities representing 60 acres were not in full production for the nine months ended September 30, 1998.

Net revenue decreases for the biological and agricultural products market were primarily due to the sale of its postharvest equipment division on February 2, 1999, the discontinuance of its packing insert sales in Canada and decreased coating sales. Sales of the postharvest equipment division decreased $2,181 or 86% to $344 for the thirty-nine weeks ended October 3, 1999 from $2,525 for the nine months ended September 30, 1998. Sales of packing inserts decreased $572 to $0 for the thirty-nine weeks ended October 3, 1999 compared to $572 for the nine months ended September 30, 1998. The Company's sales of coating products decreased $888 or 40% to $1,328 for the thirty-nine weeks ended October 3, 1999 from $2,216 for the nine months ended September 30, 1998. These coating products are primarily sold to citrus growers in California which were adversely affected by a winter freeze.

Cost of revenues increased $3,543 or 10% to $40,749 for the thirty-nine weeks ended October 3, 1999 from $37,206 for the nine months ended September 30, 1998, primarily due to net revenue increases.

Gross profit on net revenues decreased $915 to ($1,071) for the thirty-nine weeks ended October 3, 1999 from a gross profit of ($156) for the nine months ended September 30, 1998, primarily as a result of lower market prices and less than anticipated production yields in the tomato segment resulting in fixed production costs being allocated over fewer units. Gross profit percentage on net revenues decreased 3% to (3%) for the thirty-nine weeks ended October 3, 1999 from a gross profit percentage of 0% the nine months ended September 30, 1998 for the reasons stated above.

Selling, general and administrative expenses increased $433 or 4% to $10,216 for the thirty-nine weeks ended October 3, 1999 from $9,783 for the nine months ended September 30, 1998, primarily due to increased amortization of goodwill of $450, resulting from the Company's acquisition of Cogentrix's 50% ownership of four of the Company's greenhouse facilities and increased expenses attributable to the Company's four new greenhouse facilities, and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

Research and development expenses decreased $75 or 19% to $316 for the thirty-nine weeks ended October 3, 1999 from $391 for the nine months ended September 30, 1998, due primarily to a decrease in personnel expenses.

An impairment charge of $654 was recorded in the thirty-nine weeks ended October 3, 1999, related to the Company's sale of substantially all of the assets of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the proposed sales price.

Operating loss increased $1,927 or 19% to $12,257 for the thirty-nine weeks ended October 3, 1999 compared to $10,330 for the nine months ended September 30, 1998. The decrease in operating income resulted primarily from an increase of $1,012 in operating expenses for the thirty-nine weeks ended October 3, 1999, and by a $915 decrease in gross profit.

Other expenses increased by $2,927 to $6,544 for the thirty-nine weeks ended October 3, 1999, compared to $3,617 for the nine months ended September 30, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $4,031 for the thirty-nine weeks ended October 3, 1999 compared to the nine months ended September 30, 1998 due to $1,823 in interest incurred on the $21,600 of promissory notes issued in connection with the acquisition of all of the outstanding capital stock of certain corporations that were partners in four of the Company's greenhouse operations, $1,251 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness incurred in connection with the development of the greenhouse facilities added in 1998.

The Company's net loss increased $10,994 or $0.82 per basic and diluted share to a net loss of $18,443 or $1.46 per diluted share for the thirty-nine weeks ended October 3, 1999 compared to net loss of $7,449 or $0.64 per diluted share for the nine months ended September 30, 1998.

The Company's EBITDA decreased $5,675 to ($6,341) for the thirty-nine weeks ended October 3, 1999 from ($666) for the nine months ended September 30, 1998. EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense.

Liquidity and Capital Resources

The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, investment income and the sale of certain assets.

The Company continues to experience a significant liquidity shortfall primarily due to (i) the production start-up issues encountered at and crop cycle adjustments of the approximate 127 acres of additional greenhouse production capacity in its greenhouse tomato segment added during 1998 and (ii) the need to refinance its $21,600 aggregate principal amount of promissory notes issued to Cogentrix Energy, Inc. ("Cogentrix") that becomes due on December 15, 1999 as a result of an extension provided by Cogentrix in August, 1999. In addition, the Company is in default of certain technical financial covenants with its lender CoBank, ACB ("CoBank").

As a result of the Company's non-compliance with a financial covenant contained in its $58,900 credit facility with CoBank and certain payment defaults which were subsequently cured, CoBank imposed a default rate of interest equal to 4% above the base rate. As of October 3, 1999, $58,900 of indebtedness was outstanding under the Company's credit facility with CoBank. On July 14, 1999 the Company signed a commitment letter with CoBank wherein CoBank has agreed to restructure the current $58,900 credit facility as well as to provide a new $8,400 working capital line of credit, subject to certain conditions including a restructuring of the $21,600 debt to Cogentrix, discussions of which have been previously disclosed. In October, 1999, the Company signed a commitment letter with CoBank for an additional $5,000 working capital line of credit to be repaid no later than March 31, 2000 and for the deferral of all interest payments on the existing term facility, the $8,400 and $5,000 working capital lines until March 31, 2000. CoBank has funded all of the proposed $8,400 working capital line and $2,670 of the proposed $5,000 working capital line in advance of the proposed restructuring.

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

Both Class A and Class B will be senior to all classes of capital stock of the Company with respect to dividends, liquidation preference and redemption rights, have no voting rights except in certain limited events and may not be transferred, except with the written consent of the Company. The Common Stock issuable upon the closing of the Class A and Class B will be subject to certain resale restrictions.

The Company's management has been in close contact with its lenders and major suppliers, and the parties are working cooperatively together to manage the Company's cash flow shortfall. In July 1999, the Company renegotiated one of its greenhouse lease agreements which will result in an estimated annual savings of $600. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until the completion of the proposed exchange of the $21,600 aggregate principal amount of promissory notes issued to Cogentrix for preferred stock and the restructure of the $58,900 credit facility with CoBank. No assurance can be given that the Company will be able to complete the restructuring of the CoBank credit facility or the exchange of notes for preferred stock or that the Company's creditors will not attempt to enforce legal remedies available to them.

On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. Borrowings under the facility bear interest at a rate per annum equal to the greater of (1) 7% or (2) the prime rate plus 2.75%. This agreement, which has an initial two-year term, replaces a $3,000 revolving credit facility with Silicon Valley Bank. As of October 3, 1999, $1,297 was outstanding under this facility.

Cash and cash equivalents were $878 at October 3, 1999 compared to $1,095 at January 3, 1999. Cash used by operating activities totaled ($7,350) for the thirty-nine weeks ended October 3, 1999 and principally consisted of a net loss of $18,443, partially offset by a decrease in inventory of $1,569, accounts receivable of $4,597 and depreciation and amortization of $4,676. Cash provided by financing activities totaled $5,104 for the thirty-nine weeks ended October 3, 1999, which consisted of net borrowings under lines of credit of $6,790 offset by payments of long-term debt of $1,686. Cash provided by investment activities for the thirty-nine weeks ended October 3, 1999 totaled $1,972, which consisted principally of the proceeds from sale of assets of $2,576, including the Company's greenhouse facility in Mount Carmel, Pennsylvania. The Company's current liabilities exceeded its current assets by $95,295 (which includes $42,077 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain technical defaults under its $58,900 credit facility) and its current ratio was
0.12 to 1, at October 3, 1999 compared to 0.20 to 1, respectively, at January 3, 1999.

Debt and capital leases increased by $5,104 to $90,901 at October 3, 1999 compared to $85,797 at January 3, 1999. The increase was attributable to borrowings under the Company's new $8,400 working capital line of credit.

The Company believes that its $878 of cash and cash equivalents as of October 3, 1999, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through July 5, 2000, provided that the Company can resolve its short term cash flow shortfall by issuing preferred stock in exchange for the $21,600 aggregate principal amount of promissory notes held by Cogentrix and restructuring the $58,900 credit facility with CoBank. No assurance can be given that the Company will be able to complete the restructuring of its indebtedness or that the Company's creditors will not attempt to enforce legal remedies available to them.

Year 2000 Compliance

The following disclosure is a Year 2000-readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. To minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we are continually identifying, evaluating, implementing and testing changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. We implemented a Year 2000 initiative in May 1998 that has now been adopted throughout the Company. As part of such initiative, we have selected a team of managers to identify, evaluate and implement a plan to bring all of our critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 initiative consists of four phases: (i) identification of all critical business and greenhouse systems (including irrigation systems and sorting, grading and packing equipment) subject to Year 2000 risk (the "Identification Phase"); (ii) assessment of such business systems and applications to determine the method of correcting any Year 2000 problems (the "Assessment Phase"); (iii) implementing the corrective measures (the "Implementation Phase"); and (iv) testing and maintaining system compliance (the "Testing Phase"). We have substantially completed the Identification and Assessment Phases and have identified and assessed four areas of risk: (i) third party vendor software, such as business and greenhouse applications (including irrigation systems and sorting, grading and packing equipment), operating systems and special function software; (ii) computer hardware components; (iii) electronic data transfer systems between us and our customers; and (iv) embedded systems, such as phone switches, check writers and alarm systems. Although no assurances can be made, we believe that we have identified substantially all of our systems, applications and related software that are subject to Year 2000 compliance risk and have either implemented or initiated the implementation of a plan to correct such systems that are not Year 2000 compliant. In addition, as part of our assessment process we are developing contingency plans as necessary. However, we cannot directly control the timing of certain Year 2000 compliant vendor products. Although we have begun the Testing Phase, we do not anticipate completion of the Testing Phase until sometime prior to December 1999.

We rely on third party service providers for services such as telecommunications, internet service, utilities, components for our embedded and other systems and other key services. Interruption of those services due to Year 2000 issues could have a material adverse impact on our operations. We have initiated an evaluation of the status of such third party service providers' efforts and to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become
Year 2000 compliant within an acceptable timeframe prior to December 31, 1999.

The total cost of our Year 2000 compliance plan is anticipated to be $20. Approximately $10 of these costs had been incurred through October 3, 1999, and we expect to incur the balance of such costs to complete the compliance plan. We have been expensing the costs to complete the compliance plan in accordance with appropriate accounting policies. Variations from anticipated expenditures and the effect on our future results of operations are not anticipated to be material in any given year. However, if Year 2000 modifications and conversions are not made including modifications by our third party service providers, or are not completed in time, the Year 2000 problem could have a material impact on our operations, cash flows and financial condition. At this time we believe the most likely "worst case" scenario involves potential disruptions in our operations as a result of the failure of services provided by third parties.

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

PART II.  OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

The Company's wholly owned subsidiary, Agro Power Development, Inc. remains in default of a covenant contained in its guaranty of a $58,900 credit facility which required it to maintain a ratio of equity to senior debt of at least 25%. As a result of this default, the lender has the right to accelerate the payment of all amounts outstanding under the facility. The lender has rescinded a default rate of interest equal to 4% above the base rate.

Item 5. Other Information

On November 8, 1999, the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave(R) biofungicide product, to Pace International LLC ("PACE"). EPSC conducted the Company's postharvest coating products business. The purchase price for the assets was $1,000 plus the book value of inventory, which was estimated to be $272 as of the closing date. The parties deposited $100 of the purchase price in escrow pending an audit of the inventory. The Company has entered into a distribution agreement with Pace pursuant to which Pace has been granted the exclusive rights to distribute BioSave in the United States for the citrus, pome fruit and cherry markets.

In September, 1999, the Company closed its Wheatfield, NY greenhouse facility as a result of unsatisfactory operating results.

Item 6. Exhibits and Reports on Form 8-K

(i) Exhibits

10.124 Asset Purchase and Sale Agreement between EcoScience Corporation, EcoScience Produce Systems Corporation and Pace International, LLC dated November 4, 1999

27     Financial Data Schedule as of and for the Nine Months Ended
       October 3, 1999

(ii) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ECOSCIENCE CORPORATION
                                     Registrant


November 17, 1999                    /s/ Kenneth S. Hollander
                                         -------------------------------
                                         Kenneth S. Hollander
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit
Number     Exhibit Description
- -------    -------------------

10.124 Asset Purchase and Sale Agreement between EcoScience Corporation, EcoScience Produce Systems Corporation and Pace International, LLC dated November 4, 1999

27         Financial Data Schedule as of and for the Nine Months Ended
           October 3, 1999