Form 10-K
period 2000-01-02
ECOSCIENCE CORP/DE
filed 2000-04-04
CIK 882259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934, FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.


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

                10 ALVIN COURT, EAST BRUNSWICK, NEW JERSEY 08816
                    (Address of principal executive offices)

                                 (732) 432-8200
              (Registrant's telephone number, including area code)

                 Securities registered pursuant to Section 12(g)
                                  of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_ .

The aggregate market value (based upon the last sales price reported on the OTC Bulletin Board) of voting shares held by non-affiliates of the registrant as of March 28, 2000 was $1,857,826.

As of March 28, 2000, 12,887,882 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference to portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2000.

This report contains forward looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about the Company's industry, its beliefs, and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond the Company's control, that are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in such forward-looking statements. Factors that might cause such differences include the Company's risks and uncertainties related to the Company's future profitability, ability to meet its capital needs, government regulation, continued cooperation of the Company's creditors, competition, market acceptance, Year 2000 compliance and other factors including those described in Item 7A and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's review only as of the date of this report. The Company undertakes no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements that the Company may make to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 1.  BUSINESS

GENERAL

EcoScience Corporation ("EcoScience" or the "Company") and its subsidiaries are primarily engaged in the production, marketing and sale of high quality greenhouse grown tomatoes using advanced, sophisticated technology that is considered environmentally friendly. In addition, The Company develops, markets, and distributes biological and agricultural products.

The Company's primary products are (i) premium greenhouse grown tomatoes which it sells to retail supermarkets and fresh food distribution companies, (ii) advanced growing systems based on Stonewool(R), manufactured by Grodania A/S ("Grodan"), (iii) computerized environmental and irrigation control systems manufactured by H. Hoogendoorn Automation B.V., (iv) BioSave PostHarvest BioProtectant line of products and (v) Bio-Blast(R) Biological Termiticide.

The Company is, in terms of total acreage controlled by a single entity, the largest producer and marketer of premium quality, greenhouse grown tomatoes in the United States. The Company conducts its greenhouse operations through Agro Power Development, Inc. ("APD"), a wholly owned subsidiary which was acquired by the Company pursuant to a merger transaction which became effective on September 30, 1998. APD operates sophisticated, highly intensive agricultural greenhouse projects and markets and sells the premium tomatoes produced in these facilities, as well as tomatoes produced by other greenhouse growers, under its Village Farms(R) and Home Choice(TM) brand names as a consumer product, primarily to retail supermarkets and dedicated fresh food distribution companies. In 1999 and 1998, APD sold approximately 54.9 and 47.8 million pounds of tomatoes grown at APD greenhouses, and sold an additional 3.1 and 4.3 million pounds of tomatoes, respectively pursuant to marketing arrangements with third party producers.

The Company serves the biological and agricultural product markets primarily through three subsidiaries: Agro Dynamics, Inc. ("ADI"), Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC"). On November 8, 1999, the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave(R)("BioSave") biofungicide products and technology, to Pace International LLC ("PACE"). See "Recent Developments--Sale of Assets of EPSC." In March 2000, ADI formed a joint venture company with Grodania A/S (the "Joint Venture") to conduct the business previously conducted by ADI. See "Recent Developments - Formation of Joint Venture."

The Company was incorporated under the laws of the State of Florida on August 27, 1982, and was reincorporated in the State of Delaware on June 29, 1988.

In February 1999, the Company sold its postharvest equipment distribution business, which was engaged primarily in the sale of sorting, grading and packing systems manufactured by Aweta, B.V., to Autoline, Inc.

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

The Company and APDNY combined to form an integrated, environmentally focused, consumer products agribusiness, capitalizing on expertise in naturally derived food technologies, intensive production and marketing of high value, quality fresh produce, innovative bio-rational pest and disease control technologies, and sophisticated growing and postharvest systems and products. The Company is committed to improving the quality of its products by bridging nature, technology and knowledge, utilizing the highest standards.

Financial information for each of the Company's business segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and 13 to the Company's Consolidated Financial Statements. Financial information segregated by major geographic area (United States and Canada) is set forth in Note 13 to the Company's Consolidated Financial Statements.

Dollar amounts contained in this report are presented in thousands (except share data). References contained herein to "the transition period ended January 3, 1999" mean the period commencing July 1, 1998 and ending January 3, 1999.

As used herein, the term "Company" refers to EcoScience and its subsidiaries, unless the context indicates otherwise.

RECENT DEVELOPMENTS

FORMATION OF JOINT VENTURE. In January 2000, the Company, through ADI, entered into a joint venture agreement with Grodan, a wholly owned subsidiary of Rockwool International A/S, pursuant to which it formed Agro-Dan, Inc., a Delaware corporation, in which ADI owns a 51% interest and Grodan owns a 49% interest. In March 2000, ADI contributed substantially all of its assets and liabilities to the Joint Venture and Grodan assigned to ADI its right to collect approximately $3 million under the distribution agreement with ADI and contributed approximately $83 in cash to the Joint Venture. Grodan and the Joint Venture have entered into a new distribution agreement which has a five year term expiring on December 31, 2004, subject to automatic five year extensions unless either party elects to terminate the agreement upon six months prior written notice. ADI and Grodan have entered into a stockholders agreement which provides that each stockholder has the right to designate 50% of the Joint Venture's Board of Directors, subject to adjustment if their respective ownership interests in the Joint Venture change. Actions by stockholders require the approval of 52% of the outstanding shares of the Joint Venture. Each stockholder must offer its shares in the Joint Venture to the other stockholder if it wishes to sell its shares.

CORPORATE RESTRUCTURING. Effective January 2, 2000, and as part of the Company's financial restructuring and its continuing efforts to consolidate and streamline operations, the following subsidiary entities were merged into a new entity, Village Farms, L.P.: Village Farms of Virginia, Inc., Village Farms of Texas, L.P., Village Farms of Marfa, L.P., Village Farms of Presidio, L.P., Village Farms of Buffalo, L.P., Keystone Village Farms, L.L.C, Village Farms of Colorado, Inc., Village Farms, Inc. and Village Farms Mediterranean, Inc.

DEBT RESTRUCTURING. Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit which was funded in 1999. The maturity date of the term facility is July 31, 2001, with a two-year extension under certain conditions. The line of credit will mature July 31, 2000 with an option to request a one-year extension. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility will be payable quarterly in the amount of $5,000 per year and an additional $5,000 payment is due no later than March 31, 2000. Interest payments on both the term facility and the working capital line have been deferred until March 31, 2000. On March 31, 2000, the Company made a $2,500 principal payment which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement. The Company is seeking a waiver from CoBank but no assurance can be given that CoBank will grant same.

On January 2, 2000 the Company completed a restructuring of its indebtedness to Cogentrix Delaware Holdings, Inc. ("Cogentrix"). Cogentrix exchanged, at approximately a $9,000 discount, $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix in the amount of $894, for a $15,900 subordinated note ("Exchange Note") bearing interest at 5% per year and 333,333 shares of non-voting, no dividend Series A Convertible Preferred Stock of EcoScience ("Series A"). On each December 31st, commencing on December 31, 2000, EcoScience is required to prepay the then outstanding principal and interest of the Exchange Note by an amount which 70% of earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds $15,000. Commencing December 1, 2003 EcoScience is required to make an annual principal payment under the Exchange Note in the amount of $3,180 plus accumulated and unpaid interest. Commencing on June 1, 2008, all or any portion of shares of the Series A, at the option of Cogentrix, may be converted into fully paid and nonassessable shares of Common Stock at a conversion price equal to $5 per share, subject to adjustment.

ACQUISITION OF AGRORENT INTEREST IN GREENHOUSES. Effective January 2, 2000, the Company acquired from the Agrorent group of companies, the remaining 13.75% minority partnership interest in its Presidio facility, in exchange for 268,604 shares of EcoScience Common Stock. In settlement of certain obligations to the Agrorent companies, the Company issued $418 aggregate principal amount of promissory notes which are convertible into shares of EcoScience Common Stock at a conversion price of $1.12 per share, subject to adjustment under certain circumstances.

SALE OF ASSETS OF EPSC. In November 1999, the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave biofungicide products and technology, to PACE. The purchase price of the assets was $1,000 plus inventory book value, as defined. Upon the closing of the transaction, EPSC and PACE entered into a distribution agreement pursuant to which PACE was granted the exclusive right to distribute BioSave in the United States for the citrus, pome fruit and cherry markets.

SALE OF GREENHOUSE. On June 10, 1999 the Company's 12 acre greenhouse facility in Mount Carmel, Pennsylvania was sold to Mount Carmel Greenhouses, LLC. The Company received $2,000, of which $731 was used to pay off all debt related to the facility. The transaction resulted in a gain on sale of $150, which has been included in other income.

GREENHOUSE TOMATOES

GENERAL

Through APD, the Company operates six greenhouse facilities in the United States, representing approximately 176 acres of growing capacity. Three of these facilities, each of which has approximately forty (40) acres of growing capacity, are among the largest greenhouses in the United States. By producing, harvesting, packaging and directly marketing most of its products, APD reduces the need for numerous intermediaries (i.e. repackers, brokers and wholesalers) utilized by traditional field producers of field grown fresh vegetables.

The Company is committed to delivering to customers and consumers the highest quality fresh vegetables produced under environmentally friendly conditions using advanced technology and technical expertise.

THE GREENHOUSE VEGETABLE INDUSTRY

Approximately $7 billion at the retail level, or over 5.5 billion pounds, of fresh tomatoes were sold in the United States in 1999. According to industry estimates, greenhouse grown tomatoes (including imports from Canada, Mexico and Europe) currently represent approximately 11% of the fresh tomatoes sold in the United States. The Company estimates that there are approximately 900 acres devoted to greenhouse vegetable production in the United States and approximately 45% of the greenhouse grown tomatoes sold in the United States are imported from other countries. The Company believes that a significant opportunity exists for greenhouse growers to capture a sizable share of the market for certain fresh vegetables, including tomatoes.

The ability to control climatic conditions within a greenhouse enables greenhouse operators to produce tomatoes that are superior to field grown tomatoes in terms of taste, color, appearance and shelf life. This is particularly notable during periods when local production is not available. In many markets, the only fresh tomatoes that are consistently available during "off season periods" are picked while green and treated with ethylene gas during shipment from Florida or Mexico to turn the tomatoes red. The Company believes that due to inferior flavor, many consumers avoid tomatoes during off season periods and generally consume only tomatoes grown in their gardens or purchased from nearby farm stands during a limited period of seasonal availability. When greenhouse grown tomatoes are available, consumers have demonstrated a willingness to pay a premium price for superior quality and taste.

Greenhouse vegetable production has been a thriving industry in Europe, particularly the Netherlands, since the 1940s. The acreage devoted to greenhouse vegetable production in Europe is substantially greater than greenhouse acreage in the United States. Following the success of the European greenhouse vegetable industry, greenhouse vegetable production has rapidly expanded in Canada, the United States, Israel and Morocco over the past ten years.

Because of latitude and light levels that are comparable to the Netherlands, Canadian greenhouse growers were the first to apply greenhouse vegetable growing technology in North America and the growth of the Canadian industry preceded the development of the greenhouse vegetable industry in the United States. Recently, the rapid growth of Canadian acreage under glass has exceeded the rate of increase in the market demand, depressing market prices from spring to fall when Canadian greenhouses are in production.

While the initial large-scale development of the United States greenhouse vegetable industry was associated with the growth of the energy cogeneration industry, recent expansion in the United States has occurred in the south latitudes, where light levels are sufficient to produce greenhouse vegetables during the winter when there is less competition from field grown as well as greenhouse vegetables. The Company's three facilities in west Texas are the furthest south of any domestic greenhouse vegetable producers, which provides a solid foundation for off-season markets.

During 1999, sharply higher industry volumes reduced market prices for greenhouse grown tomatoes, both for the Company as well as its competitors. The Company believes that the increased supply has reduced the growth rate of production capacity in the industry which will allow the growth in market demand to more efficiently absorb the increased volumes that have depressed prices over the past eighteen months.

The Company believes that the market for greenhouse grown produce has significant growth potential due to: (i) the superior quality and flavor of greenhouse grown vegetables; (ii) an increase in the demand for fresh fruit and vegetables, including greenhouse grown tomatoes and other vegetables; (iii) the health and food safety benefits of United States produced greenhouse grown produce and (iv) a growing supply of greenhouse grown produce. The successful production of greenhouse vegetables on a large scale basis, however, requires specialized operating skills, know-how, technology, complex logistics support, market knowledge and high front-end capital investment. As the developer and operator of three of the largest tomato greenhouses in the United States, the Company believes that the experience it has gained and the technological innovations it has made to date as an industry leader makes it uniquely and strategically positioned and qualified to take advantage of promising market opportunities.

GREENHOUSE OPERATIONS

The Company owns four of the six greenhouse facilities in operation. The other two facilities are leased. The Company uses inert media culture systems to grow tomatoes in glass paneled greenhouse structures which currently range from 10 to 42 acres. Using these sophisticated systems, tomatoes are grown not in soil but in "rockwool," a porous, artificial substrate made out of volcanic based rock. Through drip irrigation, each plant is fed nutrients directly from a computer-controlled irrigation system. Hot water is circulated through pipes running next to the plants to keep the plants at optimal temperature, which varies throughout each 24 hour period, season and crop lifecycle. The water is heated by cogeneration sources and/or natural gas boilers which capture carbon dioxide that is recycled back to the greenhouse for plant consumption. The Company's computer systems enable it to regulate substantially all environmental and climate parameters to optimize growing conditions. The Company believes that greenhouses generally yield approximately 10 to 20 times the yield of comparable outdoor farm acreage, depending on the crop. The Company's production methods incorporate technology and growing systems substantially similar to those used throughout the well established European greenhouse growing industry.

Bumblebees released into the greenhouse naturally pollinate the Company's tomatoes. Integrated pest management practices using predator insects are managed to control pests such as white fly.

Two of the greenhouse facilities operated by the Company were developed in conjunction with electric cogeneration plants. Federal laws enacted in the 1970s encouraged the establishment of cogeneration plants and the use of their waste steam to provide heat for other industries, including greenhouse vegetable production. The use of this waste steam enables the Company to heat greenhouses located near cogeneration plants. Cogentrix is a developer and operator of two cogeneration energy facilities with which the Company has associated greenhouse operations.

The following table provides information with respect to the Company's greenhouse facilities:


                                   DATE
                                 OPERATIONS
     GREENHOUSE FACILITY         COMMENCED      ACREAGE (1)        LOCATION                LEASED/OWNED
     -------------------         ----------     -----------        --------                ------------
Keystone Division                  3/1/94            10        Ringgold, PA                   Leased (2)
Texas Division                    12/1/96            40        Fort Davis, TX                 Owned
Marfa Division                    12/1/97            40        Marfa, TX                      Owned
Buffalo Division                   4/1/98            18        Buffalo, NY                    Owned
Virginia Division                  4/1/98            42        King George County, VA         Leased (3)
Presidio Division                 10/1/98            26        Marfa, TX                      Owned
                                                     --
Total Acreage                                       176


(1) Acreage excludes administrative office and packing house operations.

(2) This facility is leased pursuant to a ten year lease agreement with Cogentrix which expires in 2003 and requires the Company to pay a fixed monthly lease payment and an annual supplemental lease payment based on a specified percentage of Cash Flow (as defined) of the facility.

(3) This facility is leased pursuant to a ten year lease and operating agreement which expires in 2007 and requires a fixed quarterly rental payment and an annual supplemental payment equal to a specified percentage of the Cash Flow (as defined) of the facility. The lease, as amended July 19, 1999, permits the lessor to terminate the lease, effective as of June 30, 2001.

In September 1999, the Company ceased operations at its 12-acre Wheatfield, New York facility.

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

Hand picked tomatoes are sorted and weighed using advanced color sorting and grading equipment coupled with skilled workers to assure each package is packed to the highest quality standards. The Company's premium beefsteak tomatoes are packed into single layer 15 pound boxes with 18-52 tomatoes per flat depending on the size. Each tomato is labeled with a Price Look Up (PLU) sticker which has the company name and logo as well as the industry standard product code number.

The Company's Home Choice(TM) tomatoes are packed in the same manner as the Village Farms(R) Premium tomatoes but do not meet the Company's standards for premium tomatoes. Tomatoes which do not meet Village Farms(R) or Home Choice(TM) quality standards but grade a US#2 are packed into boxes with a net weight of 20 pounds and marketed to local customers which include restaurants, produce distributors and farm stands.

Cluster or "on-the-vine" tomatoes are packed into 11 pound boxes loose with PLU stickers, stem tags or in mesh or poly bags. Each cluster contains between 3 to 5 blemish free tomatoes attached to vine.

Prepacked tomatoes are marketed in three package sizes. Village Farms(R) premium tomatoes are packed three tomatoes into a plastic tray with a net weight of 14 oz or into a four cell clamshell container with a net weight of 16, 20 or 24 oz. The 16 oz. clamshell product is marketed under the label Village Farms Baby Beefs(TM).

The Company is engaged in ongoing testing of new technologies and systems and various varieties of tomatoes to determine if they could improve the Company's product quality and production yields and lower the cost of production. The Company tests these tomato varieties for their maturation period, resistance to disease, the size and quality of the tomatoes and the tomatoes' shelf life, taste and adaptability to seasonal changes in light. The Company's growers conduct these tests initially as varietal trials, where a few plants of several different varieties are placed throughout a greenhouse and observed. If a new variety shows promising characteristics, the Company conducts a commercial trial where the new variety is planted on a larger scale, with performance results compared to the Company's existing tomato varieties.

SALES AND DISTRIBUTION OF TOMATO PRODUCTS

APD currently sells approximately 50% of its Village Farms(R) and Home Choice(TM) brand products to retail supermarket chains and dedicated wholesalers. The remainder is sold to distributors and food service clients. APD currently employs 14 sales, marketing and distribution personnel who are responsible for developing and servicing APD customers, developing and maintaining industry and consumer awareness of Village Farms(R) brand consumer products and building national recognition of the Village Farms(R) brandname. In 1999, the Company aggressively expanded its base of customers beyond its core markets in the Northeastern United States and Texas to the Midwest, West and Southeast.

JOINT VENTURE FOR PRODUCTION AND MARKETING PEPPERS

In 1999, the Company entered into a joint venture agreement with RB Packing of California, Inc. to produce and market Mediterranean style peppers at the Company's Virginia facility.

BIOLOGICAL AND AGRICULTURAL PRODUCTS BUSINESS

BIOLOGICAL AND AGRICULTURAL PRODUCTS

The Company's biological and agricultural products include (i) sophisticated growing systems which it sells to greenhouse operators; (ii) automated irrigation and environmental control systems for greenhouses; (iii) disease control products, including natural biologicals for protecting fruits and vegetables in storage and transit to market and (iv) a unique biological pest control product which it sells for use in consumer and industrial applications. These products are described below.

Growing Systems. The Company is the exclusive distributor in the United States, Canada, Mexico and the Caribbean of the Grodan(R) brand of stonewool, an inert growing medium supplied by Grodan, a Denmark based wholly owned subsidiary of Rockwood International A/S. Stonewool is made by melting rock, processing it to a fibrous material which can be flocculent or formed into solid structures. It is both solid and porous, and designed to support the hydroponic growth of high value crops and to improve plant root distribution and plant yields through more efficient use of oxygen, water and fertilizer. Stonewool is used worldwide for cultivation of a variety of plants in controlled growing environments such as greenhouses. The sale of products under the distribution agreement with Grodan accounted for 18%, 18%, 17% and 20% of the Company's total product sales for the year ended January 2, 2000, the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998, and 1997, respectively.

Automated Irrigation and Environmental Control Systems. The Company through its ISYS(R) Division; engineers, designs, fabricates, assembles and distributes greenhouse irrigation and fertilization systems, computerized environmental control systems and application products. In addition to these products and systems, the Company provides customers with technical support, product service, turnkey installation, product marketing and other supplementary services. The Company is the exclusive distributor in the United States, Canada and Mexico of computerized environmental control systems and accessories produced by H. Hoogendoorn Automation B.V., a Netherlands based company.

Biological Disease Control Products. The fruit and vegetable industry suffers large economic losses caused by postharvest decay organisms in most agricultural commodities. Postharvest diseases and damage during harvest, storage and shipment can account for economic losses ranging from 10%-25% of total annual production of fruit and vegetables, depending on the crop and the climate. Many of these pathogens are resistant to the few postharvest chemicals registered and available. Through EPSC, the Company provides biological disease control products to the fruit and vegetable industries. The Company's biological control products consists of its BioSave line of products which is the most widely sold bioprotectant in the post-harvest fruit and vegetable industry. BioSave products can effectively manage fungicide resistance under commercial storage conditions.

The Company's BioSave line of biological disease inhibitors are based on the Company's microbial technology which uses live organisms that, through natural growth, inhibit the ability of a target disease to proliferate. BioSave is a bacterium that naturally occurs on the surface of many agricultural plants and effectively prevents decay in cold and controlled atmosphere storage. The BioSave line of biological disease inhibitors are sold through a distributor in the United States to the pear, apple, citrus, cherry, and potato markets. Additionally, BioSave, which is a natural biological product, is currently used on organically grown fruits and vegetables. The Company has developed and registered with the United States Environmental Protection Agency ("EPA"), biological products for sale using naturally occurring microorganisms, Pseudomonas syringae, which aid in the control of Blue Mold (Penicillium expansum), Gray Mold (Botrytis cinerea) and Mucor Rot (Mucor pyriformis) on apples and pears, and Blue Mold (P. italicum), Green Mold (P. digitatum) and Sour Rot (Geotrichum candidum) on citrus. In 1997, the Company received EPA registration on cherries for the control of Blue Mold (P. expansum) and Gray Mold (Botrytis cinerea). In 1999, the Company received EPA registration for the use of BioSave on seed and storage potatoes. BioSave effectively manages Dry rot and Silver Scurf, caused by Fusarium and Helminthosporium. The Company continues to investigate the application of BioSave to control other post harvest diseases on fruit and vegetables, such as cranberries, bananas, and stone fruit (peaches, plums and nectarines).

Biological Insect Control Products. In the biological insect control market, the Company, with collaborative partners, has been focused on developing and selling cost effective bioinsecticide alternatives to synthetic chemical insecticides for use in specific applications, including sensitive use environments such as homes, restaurants, schools and food processing facilities.

The Company has developed a natural fungal product to control termites, Bio-Blast(R) Biological Termiticide. This product contains a fungus selected for its ability to infect and kill termites, which has been formulated for application utilizing conventional equipment in a termite infested structure. The product is a dry wettable powder, packaged and portioned for ease of storage and use; and used as a water suspension. Through commercial trials, the Company has demonstrated that Bio-Blast is an effective method for the control of termite infestations. The Company has demonstrated that termites exposed to the fungus in the product can spread the fungus by contact to nest mates that have not directly contacted the fungal agent, thereby infecting and killing other termites through the Horizontal Transfer(R) effect. The Company received EPA product registration for the termiticide in October 1994, and subsequently received approval for registration from 48 states. In fiscal 1996, the Company made its initial sales to both Terminix International Company, L.P. ("Terminix") and Maruwa Biochemical Co. Ltd. ("Maruwa"). In fiscal 1997, the Company initiated the United States commercial launch of Bio-Blast in collaboration with

Paragon Professional Pest Control Products ("Paragon") (formerly Terminix International Company, L.P.). The Company received patent (5989898) "Method for Storing Fungal Conidia" on November 23, 1999. The patent covers the United States and Australia and protects The Company's process of extending the viability of conidia, thus extending its shelf life.

SALES AND DISTRIBUTION OF BIOLOGICAL AND AGRICULTURAL PRODUCTS

Growing and Control Systems. Historically, the Company sold its growing systems and automated irrigation and environmental control systems directly through AGRO. Since the formation of the Joint Venture with Grodan, this activity is now conducted through the Joint Venture which has a force of 30 people involved in sales, marketing and distribution, engineering and design, and system installation and service at its distribution and service centers in East Brunswick, New Jersey; Milton, Ontario, Canada; and Ventura, California.

Biological Disease Control Products. The Company has entered into a distribution agreement with PACE which expires March 31, 2001 pursuant to which PACE has been granted the exclusive rights to distribute BioSave in the United States for the citrus, pome fruit and cherry markets.

Biological Insect Control. In February 1999, the Company entered into a Marketing and Distribution Agreement with Paragon pursuant to which Paragon was appointed as a non-exclusive distributor of Bio-Blast in the United States, its territories and Canada. Pursuant to this agreement, the Company has agreed to manufacture and sell Bio-Blast to Paragon at a specified price. Paragon has certain rights to return certain product previously purchased; however, the Company's maximum repurchase obligation is approximately $278. This agreement, which expires in August 2000 (subject to extension for successive one year periods by mutual agreement of the parties) replaced the Product Development and License Agreement between the parties which granted Paragon exclusive rights to use and distribute Bio-Blast in the United States.

In March 1999, the Company entered into an agreement with Prentiss Incorporated ("Prentiss") pursuant to which Prentiss was appointed as a non-exclusive distributor of Bio-Blast Biological Termiticide in the United States and Puerto Rico. Under this agreement, Prentiss has agreed to purchase a specified quantity of Bio-Blast at a specified price. The agreement which would have expired on December 31, 1999, has been extended through December 31, 2000, subject to earlier termination by either party upon 60 days written notice. If The Company terminates the agreement, it will be obliged to repurchase all of Prentiss' unsold inventory.

The Company expects to market its Bio-Blast(R) Biological Termiticide internationally primarily through local and regional distributors and partners. The Company has entered into a marketing and distribution agreement with Maruwa pursuant to which it has appointed Maruwa as the exclusive distributor of Bio-Blast in Japan. Pursuant to this agreement, the Company has agreed to manufacture and sell Bio-Blast to Maruwa at a specified price. The agreement, which replaces a prior Development and Distribution Agreement between the parties, would have expired on September 30, 1999, but was renewed by mutual agreement until December 31, 2000 and may be renewed for successive one year periods by mutual agreement of the parties.

MANUFACTURING

The Company has established supply arrangements for the production of fungal conidia, the active ingredient in the Bio-Blast product. Upon receipt of the raw active ingredient, the Company processes, formulates and packages this material using proprietary processes to produce the Bio-Blast product.

Production of the Company's biological postharvest fruit disease control product, BioSave, requires large scale fermentation and formulation capacity. Currently, a single sub-contractor manufactures the BioSave products for the Company. However, the Company believes other entities would be capable of manufacturing these products. Although, to date, the Company has been able to acquire a sufficient supply of the BioSave product for its commercial sales, the inability of the sub-contractor to meet the Company's needs for the BioSave products or a change in supplier could cause a delay in filling orders, as well as a possible loss of sales, which would adversely affect operating results.

RESEARCH AND DEVELOPMENT

The Company continues to develop new markets for Bio-Blast(R) Biological Termiticide. Current research at the University of Georgia and studies planned for the summer of 2000 by the United States Department of Agriculture ("USDA"), target Bio-Blast for use in monitoring stations for control of termites. Monitoring stations would greatly extend the markets for Bio-Blast.

The Company has been developing a new freeze-dried formulation of the BioSave products. In February 2000, the Company submitted to the EPA request for registration of a new freeze-dried BioSave formulation. This formulation is easier to use than the current frozen formulation, and will allow the product to be marketed to more diverse regions in and outside of the United States. The freeze-dried formulation is as effective as the frozen formulation.

COMPETITION

The tomato market in which the Company competes is highly competitive. In addition to other domestic and foreign greenhouse producers, the Company must compete with United States producers of field grown tomatoes, which generally have prices substantially below those of greenhouse tomatoes. In addition, due to increased environmental compliance costs in the United States, competition from producers in Mexico has increased due to the North American Free Trade Agreement. Certain of the producers of field tomatoes may have greater resources than APD. APD's greenhouse competitors are located primarily in the United States, Canada, Mexico, Israel, Spain and the Netherlands.

The Company faces substantial competition from a few large companies and several smaller companies in the sale of certain products and growing systems to greenhouses and nurseries in North America. The Company believes that its range of products and services, and product quality, will allow it to compete effectively in North America.

Currently, no known requests for new bioprotectant post-harvest products have been submitted for registration with the EPA. The registration process usually requires a minimum of eighteen months for those submissions that receive registration.

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

ENVIRONMENTAL AND REGULATORY MATTERS

The Company's operations are subject to numerous environmental laws and regulations, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these laws and regulations is an ongoing process which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations will not be material in the future. The environmental laws which have the greatest impact on the Company's operations are those that govern storm water runoff and the handling of fertilizers and pesticides. To help ensure compliance with environmental laws and regulations, all Company personnel who handle fertilizers and pesticides must first be trained by a licensed private applicator on the Company's staff, certified to provide training in the handling of hazardous materials. In addition, the Company has adopted certain written policies and procedures which are designed to prevent accidents and set forth the appropriate course of action in the event that a spill or other accident occurs. The Company has also contracted with third parties to assist in cleanup efforts in the event that an accident having environmental implications occurs at certain of its facilities.

The Company's greenhouse operations are subject to regulations enforced by, among others, the Food and Drug Administration ("FDA") and the USDA. The FDA enforces statutory standards regarding the branding and safety of food products and determines the safety of food substances in the United States.

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

Through its extensive use of labor in its growing operations, the Company is subject to supervision by the United States Department of Labor, under both the Fair Labor Standards Act and the Occupational Safety and Health Act ("OSHA"); and the prevalence of foreign workers in this sector of the Company's work force necessarily involves oversight by the Immigration and Naturalization Service.

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

In October 1994, the Company received EPA registration for its Bio-Blast(R) Biological Termiticide. The Company subsequently received registration from 48 states. In March 1995, the Company received EPA registration for Bio-Save 10 and Bio-Save 11 biofungicides in all states requested. In March 1996, the Company received EPA registration for Bio-Save 1000, Bio-Save 100 and Bio-Save 110. These registrations are for new formulations of the original Bio-Save 10 and 11 products. In addition, in May 1997, the Company received approval from the EPA for a label extension for the use of Bio-Save 1000 on cherries.

Certain of the Company's activities, including the operation of its laboratories, manufacturing facilities and greenhouse facilities, have been, or maybe, subject to regulation under various other state and federal laws and regulations including the OSHA, the National Environmental Policy Act, the Emergency Planning and Community Right-To-Know Act, the Food Quality Protection Act of 1996, the Resource Conservation and Recovery Act, and other state and federal statutes regulating environmental quality. From time to time, governmental authorities review the need for additional laws and regulations that could, if adopted, apply to the business of the Company. The Company is unable to predict whether any such new regulations will be adopted or whether, if adopted, they will adversely affect its business. Historically, compliance with applicable federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment by the Company's greenhouse, manufacturing or laboratory operations has had an immaterial effect upon the Company's capital expenditures, results of operations and competitive position.

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

The Company has been issued patents and has pending patent applications that address its core technological strengths, with emphasis on fungal and bacterial formulation, and storage technologies. These patents and patent applications have been principally pursued in the United States and in some cases internationally. The technology described in these patents and patent applications is useful in the development of fungal and bacterial active ingredient microbial pesticides. Microbial pesticide products are based on microorganisms isolated from the environment, formulated and delivered to a target pest so that they kill the pest, or control or inhibit its proliferation on the target. These microorganisms are packaged alive and perform their function through proliferation in the pest environment. Much of the formulation and delivery technology developed for synthetic chemical pesticides is inappropriate for microbial products which employ and preserve living organisms. The Company microbial technology uses live microorganisms which either attack and kill a target pest (e.g. Bio-Blast) or through natural growth inhibit the ability of a target pest to proliferate (e.g. BioSave).

Together, the Company's patents describe a set of technologies applicable to the use of fungi for the control of insect pests, and are central to the Bio-Path(R) chamber technology which covers cockroaches, the further development and sale of which the

Company has suspended; however, this technology can be extended to any other insects that can be controlled via a chamber system. An additional patent describing further fungal formulation technology was approved on November 23, 1999 for the United States markets.

The Company has been issued two additional United States Patents which relate to the use of bacteria, chiefly as biofungicides in the treatment of plant fungal disease.

Provided maintenance fees are paid, United States design patents have a term of 14 years from the date of issue; and United States utility patents that are based on applications filed before June 8, 1995, and that have not expired as of June 8, 1995, have a term that is the longer of 20 years from the earliest effective filing date or 17 years from issuance. In certain instances, however, the term may be limited to the term of a related patent claiming similar technology. The Company has an additional patent relating to a method of extending microbial shelf life. None of the Company's current patents expire prior to 2006. There can be no assurance that any patents will issue from any of the Company's patent applications or that issued patents will provide adequate protection for the Company.

In addition to its own active ingredients, the Company has acquired the exclusive rights to the use of microbial strains developed by the USDA for the control of postharvest diseases of pome fruits. The USDA has been granted one patent covering this technology and has received a patent application covering additional postharvest disease control agents.

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

EMPLOYEES

As of March 15, 2000 the Company had approximately 785 employees. The majority of these workers are employed in the Company's greenhouse operations. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with employees to be good.

PROPERTIES

The Company's corporate headquarters and AGRO's New Jersey operations are currently located in East Brunswick, New Jersey. The facility consists of 23,000 square feet and is under a lease that expires in May 2000. The Company has entered into a ten year lease agreement with respect to 20,000 square feet of office and warehouse space in Eatontown, New Jersey and expects to move its corporate headquarters to this location in May 2000.

AGRO leases 10,000 square feet of space for its sales, service and warehouse center located in Milton, Ontario, Canada under a three year lease which expires in June 2001. AGRO also leases a 12,000 square foot facility for its sales, service and warehouse center in Ventura, California which expires in July 2001.

APD's principal properties consist of its greenhouse facilities in Ringgold, Pennsylvania; Buffalo, New York; Fort Davis and Marfa, Texas; and King George County, Virginia. APD has an ownership interest in the facilities located in Buffalo, New York; Fort Davis, Texas; and the two facilities in Marfa, Texas. The remaining facilities, and the land upon which the Buffalo and Marfa facilities are located, are leased. Each of the greenhouses operated by APD has adjacent packing and support facilities ranging in size from approximately 11,300 square feet at the Ringgold, Pennsylvania facility to the approximately 170,000 square foot storage and distribution center adjacent to the Virginia greenhouse facility. In addition, APD leases 500 square feet of office space in Naples, Florida.

The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and additional offices.

LEGAL PROCEEDINGS

On February 22, 2000, the Company received notice that a complaint was filed by Oxbow Power of North Tonowanda, New York, Inc. ("Oxbow") against Village Farms of Wheatfield, LLC ("VFW") and Agro Power Development, Inc. in the State of

New York Supreme Court in the County of Niagara. In the complaint, the plaintiff asserted various causes of action including an allegation that VFW breached the Commercial Greenhouse Lease and Operating Agreement with Oxbow. The plaintiff seeks $5,950 of damages together with interest and costs of the action. The Company filed an answer and counterclaim on March 22, 2000. Excluding claims for past due rental payments of approximately $360, offset by a $320 counterclaim for assets left at the premises, the Company believes the complaint is without merit and intends to vigorously defend against the allegations made in the complaint.

The Company currently is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended January 2, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant are listed in the table below, and brief summaries of their business experience and certain other information is set forth in the information which follows the table:

   Name                                 Age       Position
   ----                                 ---       --------
   Michael A. DeGiglio                  45        President and Chief Executive Officer
   Albert VanZeyst                      54        Executive Vice President
   Kenneth S. Hollander                 34        Senior Vice President and Chief Financial  Officer,  Treasurer and
                                                  Secretary

Michael A. DeGiglio, age 45, has served as a Director of the Company since November 1996, when he was elected to serve as a Director by the Board. Mr. DeGiglio joined the Company upon its acquisition of AGRO in November 1992, and served as Chief Executive Officer of AGRO until November 1998. In July 1995, Mr. DeGiglio assumed the offices of President and Chief Executive Officer of the Company. From 1984 until joining the Company, Mr. DeGiglio was employed by AGRO Dynamics, where he served as Chief Executive Officer. Prior to co-founding AGRO, Mr. DeGiglio was Vice President of International Sales for NYPCO International Inc. Mr. DeGiglio served on active duty in the United States Navy as an Officer and Jet Aviator from July 1976 through January 1983, and the Naval Air Reserves from 1983 to present, currently holding the rank of Captain with the United States Naval Reserve. Throughout his Naval career, he has held various department head positions, completed a tour as Commanding Officer of a Jet Aviation Squadron, performed multiple tours overseas, and has completed numerous Senior Advanced Management courses. Mr. DeGiglio is a co-founder of APD and has served as Chief Executive Officer of APD since its inception in 1990. He served as President of APD until January 1997. Mr. DeGiglio received a B.S. in Aeronautical Science and Aviation Management from Embry Riddle Aeronautical University. Mr. DeGiglio's term as a director of the Company will expire at the 2001 Annual Meeting of Stockholders.

Albert W. Vanzeyst has served as a Director of the Company since September 1998, when he was elected to serve as a Director and Executive Vice President by the Board pursuant to certain covenants related to the Merger pursuant to which the Company acquired APD. Mr. Vanzeyst, a co-founder of APD, has been Chief Operating Officer and a Director of APD since its inception in 1990. In January, 1997, he also assumed the role of President of APD. Mr. Vanzeyst has 30 years of greenhouse design, engineering and construction experience spanning several countries, crops and climates throughout the world. Between 1984 and 1990, Mr. Vanzeyst was President of Dace U.S.A., Inc., a subsidiary of Dace International, Inc., an international turn-key greenhouse construction company. Prior thereto, he participated in the development, design and construction of numerous greenhouse operations in several countries throughout the world. Mr. Vanzeyst holds a degree in Foreign Trade and International Commerce from Handelavond College in the Netherlands. Mr. Vanzeyst's term as a director will expire at the 2000 Annual Meeting of Stockholders.

Kenneth S. Hollander has been Senior Vice President and Chief Financial Officer of the Company since June 1999. From June 1996 to May 1999, Mr. Hollander was Chief Financial Officer of HumaScan Inc., a public medical device company. From 1989 to May 1996, Mr. Hollander was Controller of Sidmak Laboratories, Inc., a generic pharmaceutical company. From 1987 to 1989, Mr. Hollander was employed by the accounting firm of Arthur Andersen & Co. He received a B.S. in Business Administration from Washington University in St. Louis.

                                    PART II

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

Since June 29, 1999, the Company's Common Stock has traded on the OTC Bulletin Board under the symbol "ECSC". Prior thereto, the Common Stock was traded on the Nasdaq SmallCap Market. As of March 30, 2000, there were approximately 262 holders of record of the Company's Common Stock. The Company effectuated a one-for-five reverse stock split effective at the close of business on September 30, 1998 (the "Reverse Split"). On March 28, 2000, the reported closing price of the Common Stock was $0.50 per share.

The table below sets forth, for the fiscal quarters indicated, the reported high and low closing sales prices (as adjusted for the Reverse Split) of the Common Stock as reported by the Nasdaq Stock Market and the OTC Bulletin Board based on published financial sources.



                                                        High           Low
                                                        ----           ---
1999
Fiscal Quarter ended January 2, 2000                  $   7/16     $    1/8
Fiscal Quarter ended October 3, 1999                    1 3/16          13/32
Fiscal Quarter ended July 4, 1999                       2 9/16          1/2
Fiscal Quarter ended April 2, 1999                      4 7/8         2 9/16


1998
Fiscal Quarter ended January 3, 1999                  $ 9 1/16      $ 5
Fiscal Quarter ended September 30, 1998                 9 11/16       6 3/32
Fiscal Quarter ended June 30, 1998                      9 1/16        5
Fiscal Quarter ended March 31, 1998                     9 11/16       6 3/32


On January 2, 2000, the Company issued 268,604 shares of Common Stock in connection with the acquisition of the minority interest in its Presidio greenhouse operation, and 333,333 shares of Series A Preferred Stock in connection with the restructuring of its indebtedness to Cogentrix. Each of these issuances was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

The Company has not paid any dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Certain provisions of the Company's loan agreements prohibit the payment of dividends.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from (i) the Company's audited consolidated financial statements for the fiscal year ended January 2, 2000, transition period ended January 3, 1999, for each year in the four year period ended June 30, 1998 and (ii) the Company's unaudited consolidated financial statements for the six months ended December 31, 1997. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes which appear elsewhere in this document.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                              Transition       Six Months
                                              Year Ended     Period Ended       Ended
                                              January 2,      January 3,      December 31,
                                                 2000           1999             1997
                                              -----------   -------------     ------------
                                                                              (Unaudited)

Net revenues                                   $53,361          $26,194          $17,835
Cost of revenues                                53,668           25,237           14,675
                                              --------         --------         --------
Gross profit                                      (307)             957            3,160
                                              --------         --------         --------
Operating expenses:
   Selling, general and administrative          11,948            8,307            3,987
   Research and development                       --                239              202
   Impairment charge                               654             --               --
   Asset valuation and restructuring
    (reversal) charges                            --               --               --
                                              --------         --------         --------
   Total operating expenses                     12,602            8,546            4,189
                                              --------         --------         --------
Operating (loss) income                        (12,909)          (7,589)          (1,029)
                                              --------         --------         --------
   Other (expense) income:
   Interest, net                               (10,437)          (2,928)            (841)
   Other, net                                    1,014             (158)            (100)
                                              --------         --------         --------
       Total other (expense) income             (9,423)          (3,086)            (941)
                                              --------         --------         --------
Loss before taxes, minority interest and
extraordinary items                            (22,332)         (10,675)          (1,970)
Provision for income taxes                           5               67               21
                                              --------         --------         --------
Loss  before minority interest and
extraordinary item                             (22,337)         (10,742)          (1,991)
Minority interest                                  364            2,255            1,311
                                              --------         --------         --------
(Loss) income before extraordinary item        (21,973)          (8,487)            (680)
Extraordinary item                              (1,693)            --               --
                                              --------         --------         --------
Net (loss) income                             ($23,666)        ($ 8,487)        ($   680)
                                              --------         --------         --------

(Loss) earnings per share:

Basic
   (Loss)income before extraordinary item     ($  1.74)        ($  0.73)        ($  0.06)
   Extraordinary item                         ($  0.14)            --               --
                                              --------         --------         --------
   Net (loss) income                          ($  1.88)        ($  0.73)        ($  0.06)
                                              --------         --------         --------
   Weighted average basic shares
      outstanding                               12,620           11,641           11,605
                                              ========         ========         ========
Diluted
   (Loss)income before extraordinary item     ($  1.74)        ($  0.73)        ($  0.06)
   Extraordinary item                         ($  0.14)            --               --
                                              --------         --------         --------
   Net (loss) income                          ($  1.88)        ($  0.73)        ($  0.06)
                                              --------         --------         --------
   Weighted average diluted shares
     outstanding                                12,620           11,641           11,605
                                              ========         ========         ========


                                                                Years Ended June 30,
                                                   1998         1997          1996          1995
                                                --------      --------       -------      --------
Net revenues                                    $ 46,177      $ 39,862       $24,668      $ 20,251
Cost of revenues                                  41,847        32,279        18,603        16,617
                                                --------      --------       -------      --------
Gross profit                                       4,330         7,583         6,065         3,634
                                                --------      --------       -------      --------
Operating expenses:
   Selling, general and administrative            10,336         6,879         6,394         7,317
   Research and development                          465           508         1,018         4,483
   Impairment charge                                --            --            --            --
   Asset valuation and restructuring
    (reversal) charges                              --            (377)       (1,550)        6,000
                                                --------      --------       -------      --------
   Total operating expenses                       10,801         7,010         5,862        17,800
                                                --------      --------       -------      --------
Operating (loss) income                           (6,471)          573           203       (14,166)
                                                --------      --------       -------      --------
   Other (expense) income:
   Interest, net                                  (3,289)       (1,923)         (611)         (682)
   Other, net                                       (115)           12           136           158
                                                --------      --------       -------      --------
       Total other (expense) income               (3,404)       (1,911)         (475)         (524)
                                                --------      --------       -------      --------
Loss before taxes, minority interest and
extraordinary items                               (9,875)       (1,338)         (272)      (14,690)
Provision for income taxes                            21            78           116            91
                                                --------      --------       -------      --------
Loss  before minority interest and
extraordinary item                                (9,896)       (1,416)         (388)      (14,781)
Minority interest                                  5,659         1,936           274          --
                                                --------      --------       -------      --------
(Loss) income before extraordinary item           (4,237)          520          (114)      (14,781)
Extraordinary item                                  --            --             241          --
                                                --------      --------       -------      --------
Net (loss) income                               ($ 4,237)     $    520       $   127      ($14,781)
                                                --------      --------       -------      --------

(Loss) earnings per share:

Basic
   (Loss)income before extraordinary item       ($  0.36)     $   0.05      ($  0.01)     ($  1.31)
   Extraordinary item                               --            --         $  0.02          --
                                                --------      --------       -------      --------
   Net (loss) income                            ($  0.36)     $   0.05       $  0.01      ($  1.31)
                                                --------      --------       -------      --------
   Weighted average basic shares
      outstanding                                 11,619        11,548        11,334        11,288
                                                ========      ========       =======      ========
Diluted
   (Loss)income before extraordinary item       ($  0.36)     $   0.05      ($  0.01)     ($  1.31)
   Extraordinary item                               --            --         $  0.02          --
                                                --------      --------       -------      --------
   Net (loss) income                            ($  0.36)     $   0.05       $  0.01      ($  1.31)
   Weighted average diluted shares
     outstanding                                  11,619        11,583        11,381        11,288
                                                ========      ========       =======      ========

                                                                                                      June 30,
CONSOLIDATED BALANCE SHEET DATA                     January 2,     January 3,     ----------------------------------------------
                                                      2000           1999           1998          1997         1996       1995
                                                    ----------     ----------       ----          ----         ----       ----
Unrestricted and restricted cash, cash
equivalents, short-term investments and
marketable securities                                $ 1,246        $ 1,222        $4,222       $ 6,787       $ 6,151    $ 8,036
Total assets                                          81,397        101,864        79,508        70,592        36,249     20,465
Debt and capital leases                               91,661         85,797        55,274        43,483        19,460      8,580
Stockholder's (deficit) equity                      ($28,571)      ($5,094)         ($118)      $ 4,046       $ 3,010    $ 2,625


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's two reportable segments are comprised of (i) greenhouse tomatoes and (ii) biological and agricultural products.

During 1999, sharply higher industry volumes reduced market prices for greenhouse grown tomatoes, both for the Company as well as its competitors. The Company believes that the increased supply has reduced the growth rate of production capacity in the industry which will allow the growth in market demand to more efficiently absorb the increased volumes that have depressed prices over the past eighteen months.

The Company believes that the market for greenhouse grown produce has significant growth potential due to: (i) the superior quality and flavor of greenhouse grown vegetables; (ii) an increase in the demand for fresh fruit and vegetables, including greenhouse grown tomatoes and other vegetables; (iii) the health and food safety benefits of United States produced greenhouse grown produce and (iv) a growing supply of greenhouse grown produce. The successful production of greenhouse vegetables on a large scale basis, however, requires specialized operating skills, know-how, technology, complex logistics support, market knowledge and high front-end capital investment. As the developer and operator of three of the largest tomato greenhouses in the United States, the Company believes that the experience it has gained and the technological innovations it has made to date as an industry leader makes it uniquely and strategically positioned and qualified to take advantage of promising market opportunities.

CHANGE OF FISCAL YEAR

In 1998, the Company amended its by-laws to change its fiscal year from the twelve month period ended June 30 to a 52-53 week fiscal year ending on the Sunday nearest December 31 of each year. The fiscal year end date for the transition period was January 3, 1999.

MERGER WITH AGRO POWER DEVELOPMENT, INC.

On September 30, 1998, the Company issued 9,421,487 shares of Common Stock to the holders of the common stock of APDNY, a privately held New York corporation pursuant to the Merger Agreement, which provided for the merger of APDNY with and into a newly formed, wholly owned subsidiary of the Company which, at the effective time of the merger, changed its name to Agro Power Development, Inc. The Merger was structured as a tax free reorganization under Section 368(a) of the Internal Revenue Code. Pursuant to the Merger Agreement, the stockholders of APDNY received 30,619.067 shares of the Company's Common Stock for each outstanding share of common stock of APDNY. In addition, on September 30, 1998, the Company issued 99,000 shares of Common Stock to certain stockholders of APDNY for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Merger Agreement. The shares of Common Stock issued to the stockholders of APDNY pursuant to the Merger Agreement represented approximately 80% of the outstanding shares of the Company, on a fully diluted basis, at the effective time of the Merger. The Merger was accounted for as a pooling of interests and accordingly, the historical consolidated financial statements have been restated to reflect the business combination as if it had occurred at the beginning of the earliest period presented.

ACQUISITION OF MINORITY INTERESTS

On December 30, 1998, the Company acquired from Cogentrix all of the outstanding capital stock of each of Cogentrix Greenhouse Investments, Inc.; Cogentrix of Fort Davis I, Inc.; Cogentrix of Pocono, Inc.; Cogentrix of Marfa, Inc. and Cogentrix of Buffalo, Inc. (collectively the "Acquired Companies") which were 50% partners with the Company in limited partnerships that operate four of the Company's greenhouse operations. The purchase price of the Acquired Companies consisted of 1,000,000 shares (which have been registered for public sale) of The Company common stock and a $20,600 note bearing interest at a rate of 11.25% per annum, which was originally due and payable on March 15, 1999. In connection with an extension of the maturity of the note, the Company issued Cogentrix an additional note in the principal amount of $1,000 which had terms similar to the original note.

On January 2, 2000 the Company completed a restructuring of the indebtedness to Cogentrix. Cogentrix exchanged, at approximately a $9,000 discount, $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix in the amount of $894 for a $15,900 subordinated note ("Exchange Note") bearing interest at 5% per year and 333,333 shares of non-voting, no dividend Series A Convertible Preferred Stock of The Company ("Series A"). On each December 31st, commencing on December 31, 2000, The Company is required to prepay the then outstanding principal and interest of the Exchange Note by an amount in which 70% of earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds $15,000. Certain prepayments must also be made in the event the Company incurs certain borrowings, issues stock for cash or sells assets outside the ordinary course of business. Commencing December 1, 2003 The Company is required to make an annual principal payment under the Exchange Note in the amount of $3,180 plus accumulated and unpaid interest. Commencing on June 1, 2008, all or any portion of shares of the Series A, at the option of Cogentrix, may be converted into fully paid and nonassessable shares of Common Stock at a conversion price equal to $5 per share, subject to adjustment.

Effective January 2, 2000, the Company acquired from the Agrorent group of companies, the remaining 13.75% minority partnership interest in its Presidio greenhouse operation, in exchange for 268,604 shares of EcoScience Common Stock. In settlement of certain obligations to the Agrorent companies, the Company issued $418 aggregate principal amount of promissory notes which are convertible into shares of EcoScience Common Stock at a conversion price of $1.12 per share, subject to adjustment under certain circumstances.

CORPORATE RESTRUCTURING.

Effective January 2, 2000, and as part of the Company's financial restructuring and its continuing efforts to consolidate and streamline operations, the following subsidiary entities were merged into a new entity, Village Farms,
L.P.: Village Farms of Virginia, Inc., Village Farms of Texas, L.P., Village Farms of Marfa, L.P., Village Farms of Presidio, L.P., Village Farms of Buffalo, L.P., Keystone Village Farms, L.L.C, Village Farms of Colorado, Inc., Village Farms, Inc. and Village Farms Mediterranean, Inc.

DEBT RESTRUCTURING.

Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit which was funded in 1999. The maturity date of the term facility is July 31, 2001, with a two-year extension under certain conditions. The line of credit will mature July 31, 2000 with an option to request a one-year extension. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility will be payable quarterly in the amount of $5,000 per year and an additional $5,000 payment is due no later than March 31, 2000. Interest payments on both the term facility and the working capital line have been deferred until March 31, 2000. On March 31, 2000, the Company made a $2,500 principal payment which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement. The Company is seeking a waiver from CoBank but no assurance can be given that CoBank will grant same.

FORMATION OF JOINT VENTURE.

In January 2000, ADI entered into a joint venture agreement with Grodan, a wholly owned subsidiary of Rockwool International A/S. Under the terms of the agreement ADI formed a joint venture company with Grodan in March 2000 of which ADI owns 51% of and Grodan 49%. ADI contributed substantially all of its assets and liabilities to the joint venture.

SALE OF GREENHOUSE

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

Sales of this division were $344 for the fiscal year ended January 2, 2000, $3,532 for the transition period ended January 3, 1999 and $3,557 and $4,967 in the fiscal years ended June 30, 1998 and 1997, respectively. The Company concluded that the long term outlook of the postharvest equipment distribution business was no longer consistent with its future strategic direction. This transaction did not result in a material gain or loss and did not have a material impact on the Company's financial position or results of operations.

SALE OF ASSETS OF EPSC

In November 1999, the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave biofungicide products and technology, to PACE. The purchase price of the assets was $1,000 plus inventory book value, as defined. Upon the closing of the transaction, EPSC and PACE entered into a distribution agreement pursuant to which PACE was granted the exclusive right to distribute BioSave in the United States for the citrus, pome fruit and cherry markets. An impairment charge of $654 was recorded in the year ended January 2, 2000, related to the Company's sale of substantially all of the assets of EPSC.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 2, 2000 VS. YEAR ENDED JUNE 30, 1998

The Company's net revenues increased by $7,184 or 16% to $53,361 for the period ended January 2, 2000 from $46,177 for the year ended June 30, 1998. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $12,080, offset by a decrease in sales in the biological and agricultural products market of $4,896.

The following table sets forth the Company's net revenues by market for the period ended January 2, 2000 and the year ended June 30, 1998:


                                                                                           Increase
                                                   January 2, 2000     June 30, 1998      (Decrease)
                                                   ---------------     -------------      ----------
Tomatoes                                                $40,951            $28,871          $12,080
Biological and Agricultural Products                     12,410             17,306          (4,896)
                                                        -------            -------          -------
Consolidated                                            $53,361            $46,177           $7,184
                                                        =======            =======           ======

Net revenue increases for the greenhouse tomato market were primarily due to increased capacity and production, offset by weak market pricing. Four of the Company's greenhouse facilities representing 126 acres were not in full production for the year ended June 30, 1998.

Net revenue decreases for the biological and agricultural products market were primarily due to the sale of its postharvest equipment division on February 2, 1999, the discontinuance of its packing insert sales in Canada and decreased coating sales. Sales of the postharvest equipment division decreased $5,095 or 94 % to $344 for the fiscal year ended January 2, 2000 from $5,439 for the fiscal year ended June 30, 1998. Sales of packing inserts decreased $628 to $0 for the fiscal year ended January 2, 2000 from $628 for the fiscal year ended June 30, 1998. The Company's sales of coating products decreased $1,383 or 44 % to $1,744 for the fiscal year ended January 2, 2000 from $3,127 for the fiscal year ended June 30, 1998. These coating products were primarily sold to citrus growers in California which were adversely affected by a winter freeze.

Cost of revenues increased $11,821 or 28% to $53,668 for the year ended January 2, 2000 from $41,847 for the fiscal year ended June 30, 1998, primarily due the increase to net revenue.

Gross profit on net revenues decreased $4,637 to ($307) for the year ended January 2, 2000 from a gross profit of $4,330 for the year ended June 30, 1998, primarily as a result of lower market prices and less than anticipated production yields in the tomato segment resulting in fixed production costs being allocated over fewer units. Gross profit percentage on net revenues decreased to (0.6%) for the year ended January 2, 2000 from a gross profit percentage of 9% the year ended June 30, 1998 for the reasons stated above.

Selling, general and administrative expenses increased $1,147 or 11% to $11,948 for the fiscal year ended January 2, 2000 from $10,801 for the fiscal year ended June 30, 1998, primarily due to increased expenses attributable to the Company's four new greenhouse facilities and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

An impairment charge of $654 was recorded in the year ended January 2, 2000, related to the assets of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the sales price.

Operating loss increased $6,438 or 99% to $12,909 for the year ended January 2, 2000 compared to $6,471 for the year ended June 30, 1998. The increase in operating loss resulted primarily from an increase of $1,801 in operating expenses for the year ended January 2, 2000, and from the $4,637 decrease in gross profit.

Other expenses increased by $6,019 to $9,423 for the year ended January 2, 2000, compared to $3,404 for the year ended June 30, 1998, primarily due to increased interest expenses. Interest expense, net, increased by $7,148 for the year ended January 2, 2000 compared to the year ended June 30, 1998 due to $1,251 in default interest recorded on the CoBank facility due to certain technical defaults and increased indebtedness.

The Company's net loss increased $19,429 or $1.51 per basic and diluted share to a net loss of $23,666 or $1.88 per diluted share for the year ended January 2, 2000 compared to net loss of $4,237 or $0.36 per diluted share for the year ended June 30, 1998.

The Company's EBITDA decreased $10,159 to ($7,863) for the year ended January 2, 2000 from $2,296 for the year ended June 30, 1998. EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

TRANSITION PERIOD SIX MONTHS ENDED JANUARY 3, 1999 VS SIX MONTHS ENDED DECEMBER 31, 1997

The Company's net revenues increased by $8,359 or 47% to $26,194 for the period ended January 3, 1999 from $17,835 for the same period ended December 31, 1997. This increase was primarily due to the increases in product sales in the greenhouse tomato market of $6,797, and the biological and agricultural products market of $1,562.

The following table sets forth the Company's net revenues by market for the period ended January 3, 1999 and the six months ended December 31, 1997:


                                                    January 3, 1999     December 31, 1997    Increase
                                                    ---------------     -----------------    --------
Tomatoes                                                $15,453              $8,656           $6,797
Biological and Agricultural Products                     10,741               9,179            1,562
                                                        -------             -------           ------
Consolidated                                            $26,194             $17,835           $8,359
                                                        =======             =======           ======


Net revenue increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Buffalo, New York, Virginia and Marfa, Texas facilities (representing 100 acres) became operational in the first half of 1998 and recorded product sales in the period ended January 3, 1999. The Company's Presidio facility (representing 26 acres) became operational in the period ended January 3, 1999.

Product sale increases for the biological and agricultural products market were primarily due to approximately $1,236 in Postharvest equipment sold in the period ended January 3, 1999 that was delayed from the first half of 1998 due to a fire damage sustained at the manufacturer's facility. The remaining increases related to increased selling efforts.

Cost of revenues increased $10,562 or 72% to $25,237 for the period ended January 3, 1999 from $14,675 for the same period in 1997, primarily due to net revenue increases. For tomatoes, cost of revenues sold increased $9,067 or 116% to $16,903 for the period ended January 3, 1999 from $7,836 for the same period in 1997, primarily due to the significant growth in production (169%) during 1998 associated with the three new facilities in Virginia, Marfa, Texas and Buffalo, New York, which combined for substantially all of the increase in cost of revenues.

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

The timing of the 100 additional acres that started up between January and April of 1998 came at a time when market prices were on a seasonal decline going into the summer season and the crop cycle was coming to an end (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, the crop cycle of the Company's 42 acre Virginia greenhouse was adversely impacted by the delay of the lessor of the facility in obtaining the approval of its lenders required for the conversion and expansion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in the growing cycle which delayed tomato production beyond the favorable spring pricing period. As a result, this facility was unable to produce sufficient yield to cover costs. In addition, the Company subsequently determined that light levels in Virginia were sufficient to produce tomatoes in the winter and thus elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and begin a new crop that would come into initial harvest in December 1998 when the higher winter pricing is available in the marketplace. Also, the Buffalo, New York greenhouse had construction delays and was late in installing infrastructure and required systems, thereby delaying the start of the normal crop cycle and further impacting operating performance. These delays increased operating costs during the period ended January 3, 1999.

The Company's Presidio facility in Texas began pepper production in the second half of 1998. Management decided, to end the crop prematurely in April 1999 due to unfavorable market prices. This resulted in a write down of inventory resulting in $1,784 of negative gross margin. The Company subsequently converted the facility for tomato production.

Selling, general and administrative expenses increased $4,357 or 104% to $8,546 for the period ended January 3, 1999 from $4,189 for the same period in 1997, primarily due to non-recurring merger costs of $1,500, increased expenses attributable to the Company's four new greenhouse facilities, the expansion of the Company's sales, marketing, finance and greenhouse management operations, and post-merger transaction costs, including severance compensation to former officers and professional fees.

Operating loss increased $6,560 to $7,589 for the period ended January 3, 1999 compared to a $1,029 operating loss for the same period in 1997. The increase in operating loss resulted primarily from a $2,203 decrease in gross profit for the period ended January 3, 1999 compared to the same period in 1997, and a $4,357 increase in selling, general and administrative expenses.

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

The Company's net loss increased $7,807 or $0.67 per basic and diluted share to $8,487 or $0.73 per diluted share for the period ended January 3, 1999 compared to a net loss of $680 or $0.06 per diluted share for the same period in 1997.

YEAR ENDED JUNE 30, 1998 VS. YEAR ENDED JUNE 30, 1997

The Company's net revenues increased $6,315 or 16% to $46,177 in 1998 from $39,862 in 1997 primarily due to increases in tomatoes product sales of $6,908, partially offset by a decrease in biological and agricultural product sales of $593. The following table sets forth the Company's net revenues by market for 1998 and 1997:

                                                                                         Increase
                                                     June 30, 1998    June 30, 1997     (Decrease)
                                                     -------------    -------------     ----------
Tomatoes                                                $28,871          $21,963           $6,908
Biological and Agricultural Products                     17,306           17,899             (593)
                                                        -------          -------           ------
Consolidated                                            $46,177          $39,862           $6,315
                                                        =======          =======           ======

Net revenue increases for the greenhouse tomato market were primarily due to increased capacity. The Company's Buffalo, Virginia and Marfa, Texas facilities (representing 100 acres) became operational in the first half of 1998 and recorded net revenues in 1998.

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

The timing of the 100 additional acres that started up between January and April of 1998 came at a time when market prices were on a seasonal decline going into the summer season and the crop cycle was coming to an end (to ready greenhouses for the next and normal starting cycle), thereby preventing the Company from recovering the up front crop expenditures in an abbreviated crop cycle or harvest period. In addition, the crop cycle of the Company's 42 acre Virginia greenhouse was adversely impacted by the delay of lessor of the facility in obtaining the approval of its lenders required for the conversion and expansion of the facility. As a result, the Company was not able to begin planting in the Virginia greenhouse until late in the growing cycle which delayed tomato production beyond the favorable spring pricing period. As a result, this facility was unable to produce sufficient yield to cover costs. In addition, the Company subsequently determined that light levels in Virginia were sufficient to produce tomatoes in the winter and thus elected to cut short the already abbreviated growing cycle at the Virginia greenhouse and begin a new crop that would come into initial harvest in December 1998 when the higher winter pricing is available in the marketplace. Also, the Buffalo, New York greenhouse had construction delays and was late in installing infrastructure and required systems, thereby delaying the start of the normal crop cycle and further impacting operating performance. These delays increased operating costs during the quarter ended June 30, 1998.

The facility at Fort Davis, Texas experienced significant production problems, resulting in lower production, thereby raising costs relative to sales. This resulted in the recording of $558 in negative gross profit.

Selling, general and administrative expenses increased $3,791 or 54% to $10,801 in 1998 from $7,010 in 1997, primarily due to start-up costs attributable to the Company's three new greenhouse facilities and the expansion of the Company's sales, marketing, finance and greenhouse management operations.

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

Other income (expense) increased $1,493 or 78% to $3,404 net expense in 1998 compared to $1,911 net expense in 1997. The increase in other expense, net was primarily attributable to increased interest expense. Interest expense increased by $1,366 reflecting the higher level of debt incurred in connection with the development of the new greenhouse facilities.

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

The Company is experiencing a significant liquidity shortfall primarily due to weak market pricing. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and has substantially paid most other vendors whose payments were delayed.

The Company's management has been in close contact with major suppliers and its lenders, and the parties are working cooperatively together to manage this cash flow shortfall. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until additional capital is raised.

Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit which was funded in 1999 ("Loan Agreement"). The maturity date of the term facility is July 1, 2001, with a two-year extension under certain conditions. The line of credit will mature July 1, 2000 with an option to request a one-year extension. No assurance can be given that CoBank will grant the extension. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility will be payable quarterly in the amount of $5,000 per year and an additional $5,000 payment is due no later than March 31, 2000. Interest payments on both the term facility and the working capital line have been deferred until March 31, 2000. The Company did not make the required principal and interest payments due CoBank on March 31, 2000 and is currently negotiating an extension of the payment date with CoBank. No assurance can be given that the extension will be granted. Village Farms, L.P. ("VFLP") is the borrower under the revised Loan Agreement. The Company and APD have guaranteed the obligations under the Loan Agreements and the loan is secured by a first lien and security interest in all of the assets of VFLP and APD.

On January 2, 2000 the Company completed a restructuring of its indebtedness to Cogentrix Delaware Holdings, Inc. ("Cogentrix"). Cogentrix exchanged, at approximately a $9,000 discount, $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix in the amount of $894 for a $15,900 subordinated note ("Exchange Note") bearing interest at 5% per year and 333,333 shares of non-voting, no dividend Series A Convertible Preferred Stock of EcoScience ("Series A"). On each December 31st, commencing on December 31, 2000, EcoScience is required to prepay the then outstanding principal and interest of the Exchange Note by an amount in which 70% of earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds $15,000. Certain prepayments must also be made in the event the Company incurs certain borrowings, issues stock for cash or sells assets outside the ordinary course of business. Commencing December 1, 2003 EcoScience is required to make an annual principal payment under the Exchange Note in the amount of $3,180 plus accumulated and unpaid interest. Commencing on June 1, 2008, all or any portion of shares of the Series A, at the option of Cogentrix, may be converted into fully paid and nonassessable shares of Common Stock at a conversion price equal to $5 per share, subject to adjustment.

The Loan Agreement contains covenants, including, among others, covenants which limit the ability of VFLP to incur other indebtedness, pay dividends, make distributions, sell assets and participate in mergers and other acquisition transactions.

On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation ("Agreement") for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. Funds borrowed under the Agreement bear interest at a rate, the greater of 7% or prime (8.5% at January 2, 2000) plus 2 3/4% and are secured by all the assets of the Joint Venture and all of the outstanding common stock of AGRO and the Joint Venture owned by the Company. This agreement, which has an initial two-year term, replaced a $3,000 revolving credit facility with Silicon Valley Bank. The Joint Venture has assumed the obligations under the Agreement. AGRO and EPSC are guarantors of these obligations. As of January 2, 2000, the Company had $1,552 of additional borrowing availability under the revolving line of credit.

Cash and cash equivalents were $1,246 at January 2, 2000 compared to $1,095 at January 3, 1999. Cash used in operating activities totaled $13,274 for the period ended January 2, 2000 and principally consisted of a net loss of $23,666, minority interest in the net loss of the consolidated limited partnerships of $364 and an decrease in accounts payable and accrued expenses of $1,278; partially offset by a decrease in inventory of $1,892, and depreciation and amortization of $6,012, and a decrease in goodwill of $2,467. Cash provided by financing activities totaled $12,457 for the period ended January 2, 2000, which consisted principally of net borrowings under lines of credit of $682, proceeds from long-term debt of $58,886, partially offset by payments of long-term debt of $47,043. Cash provided by investment activities for the period ended January 2, 2000 totaled $873, which consisted principally of proceeds from the sale of assets of $3,245, partially offset by purchases of property and equipment of $1,357. The Company's current liabilities exceeded its current assets by $75,946 (which includes $58,886 of senior debt classified as current, which otherwise would have been classified as long-term if the Company was able to meet the principal and interest payments due March 31, 2000) and its current ratio was
0.18 to 1, at January 2, 2000 compared to 0.20 to 1, respectively, at January 3, 1999.

Debt and capital leases increased by $5,864 to $91,661 at January 2, 2000 compared to $85,797 at January 3, 1999. The increase was attributable to the new $13,400 working capital line of credit which was funded in 1999 offset by the exchange at approximately a $9,000 discount of the notes due Cogentrix for $21,600 plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix in the amount of $894 for a $15,900 subordinated note.

The Company believes that its $1,246 of cash and cash equivalents as of January 2, 2000, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through January 3, 2001, provided that CoBank extends the maturity dates of certain payments under the Loan Agreement and the Company can resolve its short term cash flow shortfall by raising additional capital. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 2000, current debt obligations and expected growth after January 3, 2001. The Company is currently attempting to raise debt and/or equity financing. No assurance can be given that the Company will be able to complete the refinancing or that the Company's creditors will not attempt to enforce legal remedies available to them. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

YEAR 2000

As described in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, the Company had examined its critical information ("IT") and non-IT operating systems for Year 2000 ("Y2K") compliance. Since entering the year 2000, the Company has not experienced any significant disruptions to its business either directly or by reason of Y2K related problems affecting the Company's customers or suppliers. The Company will continue to monitor its critical IT and non-IT systems over the next several months, but does not anticipate any significant Y2K impact on its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable and other receivables. The Company primarily invests its available funds into United States Government securities as well as investments with high quality financial institutions. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves and allowances for potential credit losses, which to date, have been insignificant and within management's expectations.

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

The Company is subject to a number of risks similar to those of other companies in similar stages of development, including but not limited to (i) a history of losses, (ii) a need for additional financing, (iii) substantial debt, (iii) the markets in which it competes are highly competitive, (iv) the share price of its common stock may be volatile, (v) its operations are subject to extensive government regulation, (vi) it depends on key personnel, (vii) its operating results may fluctuate significantly, (viii) its greenhouse operations may be adversely affected by crop disease and pestilence, and the perishability of its produce, (ix) weather and other events could effect crop yields and damage greenhouse structures, (x) it is sensitive to price increases and raw materials,
(xi) it depends on certain corporate relationships, (xii) a significant percentage of its sales are made to a limited number of customers, (xiii) its directors and officers own a significant percentage of its capital stock and
(xiv) a sale of substantial number of shares may adversely impact the market price of its common stock. These factors could adversely affect future results and shareholder value.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements for the year ended January 2, 2000, the transition period ended January 3, 1999 and the years ended June 30, 1998 and 1997 are set forth on pages F-1 through F-20.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant" is set forth in the section entitled "Election of Directors" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") in connection with the Company's 2000 Annual Meeting of Stockholders to be held on June 1, 2000, and such information is incorporated herein by reference.

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

PART IV

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                            Page
                                                                                            ----
(a)       1 and 2           Financial statements and schedules:
                            Reference is made to the Index of Financial Statements and
                            Financial Statement Schedules hereinafter contained             F-1
          3                 Exhibits:
                            Reference is made to the Index of Exhibits hereinafter
                            contained                                                       E-1
(b)                         Reports on Form 8-K:

                            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Brunswick, the State of New Jersey, on March 31, 2000.

                                       ECOSCIENCE CORPORATION

                                       By: /s/ Michael A. DeGiglio
                                           --------------------------
                                           Michael A. DeGiglio
                                           President and Chief Executive Officer


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below on this Registration Statement hereby constitutes and appoints Michael A. DeGiglio and Kenneth S. Hollander, and each of them with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

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


Name                                  Title                                                             Date
----                                  -----                                                             ----
/s/ Michael A. DeGiglio               President, Chief Executive Officer (Principal Executive        March 31, 2000
-----------------------------------   Officer) and Director
Michael A. DeGiglio


/s/ Kenneth S. Hollander              Senior Vice President and Chief Financial Officer,             March 31, 2000
-----------------------------------   Treasurer and Secretary (Principal Financial and
Kenneth S. Hollander                  Accounting Officer)


/s/ Thomas A. Montanti                Director                                                       March 31, 2000
-----------------------------------
Thomas A. Montanti


/s/ David J. Ryan                     Director                                                       March 31, 2000
-----------------------------------
David J. Ryan


/s/ Albert W. Vanzeyst                Executive Vice President and Director                          March 31, 2000
-----------------------------------
Albert W. Vanzeyst


/s/ Heinz K. Wehner                   Director                                                       March 31, 2000
-----------------------------------
Heinz K. Wehner


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                              F-2

Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999                 F-3

Consolidated Statements of Operations for the fiscal years ended January 2,
     2000, June 30, 1998 and 1997 and the transition periods (see Note 2) ended
     January 3, 1999 and December 31, 1997 (unaudited)                                F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended January 2, 2000, June 30, 1998 and 1997 and the transition period
     (see Note 2) ended January 3, 1999                                               F-5

Consolidated Statements of Cash Flows for the fiscal years ended January 2,
     2000, June 30, 1998 and 1997 and the transition periods (see Note 2) ended
     January 3, 1999 and December 31, 1997 (unaudited)                                F-6

Notes to Consolidated Financial Statements                                            F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of EcoScience Corporation:

We have audited the accompanying consolidated balance sheets of EcoScience Corporation (a Delaware corporation) and subsidiaries as of January 2, 2000 and January 3, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended January 2, 2000, June 30, 1998 and 1997 and the transition period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoScience Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for the fiscal years ended January 2, 2000, June 30, 1998 and 1997 and the transition period ended January 3, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has an accumulated deficit and negative working capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             Arthur Andersen LLP

Roseland, New Jersey
March 31, 2000

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                  JANUARY 2, 2000  JANUARY 3, 1999
                                                                                  ---------------  ---------------
Assets

Current assets:
  Cash and cash equivalents                                                          $   1,246       $   1,095
  Short-term investments                                                                  --               127
  Accounts receivable, less reserves of $806 and $551
      at January 2, 2000 and January 3, 1999, respectively                               7,672           7,271
  Assets held for sale                                                                    --             1,911
  Inventories                                                                            7,317           9,209
  Other current assets                                                                     487           1,212
                                                                                     ---------       ---------
    Total current assets                                                                16,722          20,825
                                                                                     ---------       ---------
Property,  plant and equipment, net                                                     56,941          65,200
Intangible assets, net                                                                   5,314          13,550
Other noncurrent assets                                                                  2,420           2,289
                                                                                     ---------       ---------
    Total assets                                                                     $  81,397       $ 101,864
                                                                                     =========       =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term borrowings                                                              $  16,094       $  37,080
  Current maturities of long-term debt                                                  59,005          47,557
  Current obligations under capital leases                                                  49              42
  Accounts payable                                                                       8,433          11,102
  Accrued expenses and other current liabilities                                         9,087           7,705
                                                                                     ---------       ---------
    Total current liabilities                                                           92,668         103,486
                                                                                     ---------       ---------
Noncurrent liabilities:
  Long-term debt, less current maturities                                               16,191             780
  Obligations under capital leases                                                         322             338
  Other long-term liabilities                                                              787           1,689
                                                                                     ---------       ---------
    Total liabilities                                                                  109,968         106,293
                                                                                     ---------       ---------
Minority interest                                                                         --               665
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized; 333,333 and 0 issued and outstanding at January 2, 2000 and
        January 3, 1999, respectively                                                        3            --
  Common stock, $0.01 par value, 100,000,000 shares authorized; 12,887,882 and 12,619,278 issued and outstanding at January 2, 2000 and
        January 3, 1999, respectively                                                      129             126
  Additional paid-in-capital                                                            55,662          55,574
  Accumulated deficit                                                                  (84,372)        (60,706)
  Accumulated other comprehensive income (loss)                                              7             (88)
                                                                                     ---------       ---------
    Total stockholders' deficit                                                        (28,571)         (5,094)
                                                                                     ---------       ---------
Total liabilities and stockholders' deficit                                          $  81,397       $ 101,864
                                                                                     =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                YEAR ENDED      TRANSITION PERIOD ENDED (SEE NOTE 2)    YEAR ENDED JUNE 30,
                                                ----------      ------------------------------------    -------------------
                                                                                    (UNAUDITED)
                                             JANUARY 2, 2000    JANUARY 3, 1999   DECEMBER 31, 1997      1998           1997
                                             ---------------    ---------------   -----------------      ----           ----
Net revenues                                     $ 53,361          $ 26,194          $ 17,835          $ 46,177       $ 39,862
Cost of revenues                                   53,668            25,237            14,675            41,847         32,279
                                                 --------          --------          --------          --------       --------
Gross (loss) profit                                  (307)              957             3,160             4,330          7,583
                                                 --------          --------          --------          --------       --------
Operating expenses:
  Selling, general and administrative              11,948             8,546             4,189            10,801          7,387
Asset valuation and restructuring
  reversal                                           --                --                --                --             (377)
  Impairment charge                                   654              --                --                --             --
                                                 --------          --------          --------          --------       --------
      Total operating expenses                     12,602             8,546             4,189            10,801          7,010
                                                 --------          --------          --------          --------       --------
Operating (loss) income                           (12,909)           (7,589)           (1,029)           (6,471)           573
                                                 --------          --------          --------          --------       --------
Other (expense) income:
  Interest, net                                   (10,437)           (2,928)             (841)           (3,289)        (1,923)
  Other, net                                        1,014              (158)             (100)             (115)            12
                                                 --------          --------          --------          --------       --------
      Total other expense, net                     (9,423)           (3,086)             (941)           (3,404)        (1,911)
                                                 --------          --------          --------          --------       --------
Loss before taxes and minority interest           (22,332)          (10,675)           (1,970)           (9,875)        (1,338)
Provision for income taxes                              5                67                21                21             78
                                                 --------          --------          --------          --------       --------
Loss before minority interest and
  extraordinary item                              (22,337)          (10,742)           (1,991)           (9,896)        (1,416)
Minority interest                                     364             2,255             1,311             5,659          1,936
                                                 --------          --------          --------          --------       --------
Net (loss) income before extraordinary item       (21,973)           (8,487)             (680)           (4,237)           520
Extraordinary item                                 (1,693)             --                --                --             --

Net (loss) income                                ($23,666)         ($ 8,487)         ($   680)         ($ 4,237)      $    520
                                                 ========          ========          ========          ========       ========

Loss per share:

Basic:
(Loss) earnings per share                        ($  1.74)         ($  0.73)         ($  0.06)         ($  0.36)      $   0.05
Extraordinary item                               ($  0.14)         $   0.00          $   0.00          $   0.00       $   0.00
                                                 --------          --------          --------          --------       --------
Net (loss) income                                ($  1.88)         ($  0.73)         ($  0.06)         ($  0.36)      $   0.05
                                                 --------          --------          --------          --------       --------
Weighted average basic shares outstanding          12,620            11,641            11,605            11,619         11,548
                                                 ========          ========          ========          ========       ========
Diluted:
(Loss) earnings per share                        ($  1.74)         ($  0.73)         ($  0.06)         ($  0.36)      $   0.05
Extraordinary item                               ($  0.14)         $   0.00          $   0.00          $   0.00       $   0.00
                                                 --------          --------          --------          --------       --------
Net (loss) income                                ($  1.88)         ($  0.73)         ($  0.06)         ($  0.36)      $   0.05
                                                 --------          --------          --------          --------       --------
Weighted average diluted shares outstanding        12,620            11,641            11,605            11,619         11,583
                                                 ========          ========          ========          ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       Common Stock               Preferred Stock
                                                --------------------------     ---------------------
                                                 Number of        $0.01 Par     Number of   $0.01 Par     Additional
                                                  Shares           Value         Shares      Value     Paid-in Capital
                                                 ---------        ---------     ---------   ---------  ---------------
Balance at June 30, 1996                         11,388,922          114            0                      56,272

Exercise of stock options                             3,800                                                    17
Issuance of common stock                            208,000            2                                    1,137
S Corp distributions
Net income
                                                 ----------         ----      -------         --          -------
Balance at June 30, 1997                         11,600,722          116                                   57,426

Exercise of stock options                            17,456                                                    83
Unrealized gain on short-term investments
Pooling adjustment
S Corp distributions
Net loss
                                                 ----------         ----      -------         --          -------
Balance at June 30, 1998                         11,618,178          116                                   57,509



Exercise of stock options                             1,100                                                     5
Unrealized gain on short-term investments
Cumulative translation adjustments
S Corp conversion                                                                                          (5,930)
S Corp distributions
Issuance of common stock                          1,000,000           10                                    3,990
Net loss
                                                 ----------         ----      -------         --          -------
Balance at January 3, 1999                       12,619,278          126                                   55,574



Cumulative translation adjustments
Issuance of common stock                            268,604            3                                       39
Issuance of peferred stock                                                    333,333          3               49
Net loss
                                                 ----------         ----      -------         --          -------
Balance at January 2, 2000                       12,887,882         $129      333,333         $3          $55,662
                                                 ==========         ====      =======         ==          =======



                                                                       Accumulated Other       Total
                                                    Accumulated          Comprehensive      Stockholders'     Comprehensive
                                                      Deficit            Income (loss)     Equity (deficit)   Income (loss)
                                                    -----------        -----------------   ----------------   -------------
Balance at June 30, 1996                             (53,376)                    0             3,010              194

Exercise of stock options                                                                         17
Issuance of common stock                                                                       1,139
S Corp distributions                                    (640)                                   (640)
Net income                                               520                                     520              520
                                                    --------                    --          --------         --------
Balance at June 30, 1997                             (53,496)                    0             4,046              520

Exercise of stock options                                                                         83
Unrealized gain on short-term investments                                        6                 6                6
Pooling adjustment                                       314                                     314
S Corp distributions                                    (330)                                   (330)
Net loss                                              (4,237)                                 (4,237)          (4,237)
                                                    --------                    --          --------         --------
Balance at June 30, 1998                             (57,749)                    6              (118)          (4,231)

Exercise of stock options                                                                          5
Unrealized gain on short-term investments                                       (4)               (4)              (4)
Cumulative translation adjustments                                             (90)              (90)             (90)
S Corp conversion                                      5,930
S Corp distributions                                    (400)                                   (400)
Issuance of common stock                                                                       4,000
Net loss                                              (8,487)                                 (8,487)          (8,487)
                                                    --------                    --          --------         --------
Balance at January 3, 1999                           (60,706)                  (88)           (5,094)          (8,581)

Cumulative translation adjustments                                              95                95               95
Issuance of common stock                                                                          42
Issuance of peferred stock                                                                        52
Net loss                                             (23,666)                                (23,666)         (23,666)
                                                    --------                    --          --------         --------
Balance at January 2, 2000                          ($84,372)                   $7          ($28,571)        ($23,571)
                                                    ========                    ==          ========         ========

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   TRANSITION PERIOD ENDED (SEE NOTE 2)
                                                                YEAR ENDED        --------------------------------------
                                                              JANUARY 2, 2000     JANUARY 3, 1999      DECEMBER 31, 1997
                                                              ---------------     ---------------      -----------------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              ($23,666)            ($ 8,487)            ($   680)
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                 6,012                2,146                1,301
      Write-down of goodwill                                        2,467                 --                   --
      Minority interest in limited partnerships                      (364)              (2,255)              (1,311)
      (Gain) on sale of investments                                  --                     (6)                --
      Foreign exchange (gain)                                          (9)
      Loss (gain) on disposal of assets                               415                    1                   (3)
      Impairment charge                                               654                 --                   --
      Reversal of restructuring charge                               --                   --                   --
      Changes in current assets and liabilities:
        Accounts receivable, net                                     (401)                (462)                (917)
        Inventories                                                 1,892               (4,159)              (3,704)
        Other current assets                                          725                1,008               (1,015)
        Other noncurrent assets                                       279                  105                    3
        Accounts payable and accrued expenses                      (1,278)               6,094                  908
                                                                 --------             --------             --------
      Net cash used in operating activities:                     ($13,274)            ($ 6,015)            ($ 5,418)
                                                                 --------             --------             --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchases of property and equipment                              (1,357)              (4,632)             (14,306)
  Proceeds from sale of assets                                      3,425                    2                  343
  Purchase of short-term investment                                  --                   --                   --
  Proceeds from sale of short-term investment                         127                  409                 --
  Release of restricted cash                                         --                  2,500                 --
  (Increase) decrease in other noncurrent assets                     (420)                 243                 (356)
  Increase (decrease) in other noncurrent liabilities                (902)              (2,548)              (4,606)
  (Increase) in loan receivable                                      --                   --                   (643)
  Proceeds from long-term construction activities                    --                   --                   --
                                                                 --------             --------             --------
    Net cash provided by (used in) investing activities               873               (4,026)             (19,568)
                                                                 --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                    --                   --                   --
  Proceeds from exercise of stock options                            --                      5                   83
  Debt issue cost                                                    --                   (134)                (601)
  Minority interest contributions to limited partnerships            --                  1,000                2,741
  Cash dividends                                                     --                   (400)                (220)
  Proceeds from long-term debt                                     58,886                3,602               14,306
  Net borrowings under line of credit                                 682                8,332                5,394
  Payments on capital leases                                          (68)                 (56)                 (24)
  Payments on long-term debt                                      (47,043)              (2,312)              (3,849)
                                                                 --------             --------             --------
    Net cash provided by financing activities                      12,457               10,037               17,830
                                                                 --------             --------             --------
  Effects of exchange rates on cash balances                           95                  (90)                --
 Increase (decrease) in cash and cash equivalents                     151                  (94)              (7,156)
Cash and cash equivalents at beginning of period                    1,095                1,189                9,598
                                                                 --------             --------             --------
Cash and cash equivalents at end of period                       $  1,246             $  1,095             $  2,442
                                                                 ========             ========             ========




                                                                    YEAR ENDED JUNE 30,
                                                                 --------------------------
                                                                    1998             1997
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               ($ 4,237)        $    520
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                  3,223            1,906
      Write-down of goodwill                                          --               --
      Minority interest in limited partnerships                     (5,659)          (1,935)
      (Gain) on sale of investments                                   --                 (2)
      Foreign exchange (gain)
      Loss (gain) on disposal of assets                                 (3)            --
      Impairment charge                                               --               --
      Reversal of restructuring charge                                --               (377)
      Changes in current assets and liabilities:
        Accounts receivable, net                                    (2,818)          (1,002)
        Inventories                                                 (1,987)          (2,427)
        Other current assets                                        (1,040)            (553)
        Other noncurrent assets                                         73              (30)
        Accounts payable and accrued expenses                        5,015            1,081
                                                                  --------         --------
      Net cash used in operating activities:                      ($ 7,433)        ($ 2,819)
                                                                  --------         --------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchases of property and equipment                              (26,099)         (28,244)
  Proceeds from sale of assets                                         628               50
  Purchase of short-term investment                                   --               (503)
  Proceeds from sale of short-term investment                         --                677
  Release of restricted cash                                           750              455
  (Increase) decrease in other noncurrent assets                      (141)            (268)
  Increase (decrease) in other noncurrent liabilities               (3,532)            --
  (Increase) in loan receivable                                       (643)          (1,538)
  Proceeds from long-term construction activities                     --                801
                                                                  --------         --------
    Net cash provided by (used in) investing activities            (29,037)         (28,570)
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                     --              1,139
  Proceeds from exercise of stock options                               83               17
  Debt issue cost                                                     (601)          (1,507)
  Minority interest contributions to limited partnerships            2,741            9,667
  Cash dividends                                                      (330)            (640)
  Proceeds from long-term debt                                      24,299           28,123
  Net borrowings under line of credit                                7,148            2,045
  Payments on capital leases                                           (54)             (46)
  Payments on long-term debt                                        (5,225)          (6,146)
                                                                  --------         --------
    Net cash provided by financing activities                       28,061           32,652
                                                                  --------         --------
  Effects of exchange rates on cash balances                          --               --
 Increase (decrease) in cash and cash equivalents                   (8,409)           1,263
Cash and cash equivalents at beginning of period                     9,598            1,746
                                                                  --------         --------
Cash and cash equivalents at end of period                        $  1,189         $  3,009
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

The Company derives most of its revenues from the sale of: (i) greenhouse tomatoes to retail supermarkets and dedicated fresh food distribution companies;
(ii) growing medium products and computerized environmental and irrigation control systems to the intensive farming and horticulture industries; and (iii) postharvest coating products to the fresh fruit market throughout the western hemisphere. Prior to the sale of the Company's postharvest equipment division to Aweta, B.V., in February 1999, the Company had also derived revenues from the sale of sorting, grading and packing systems to the produce packing industry. In November 1999, the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave products and technology, to Pace International, LLC.

In March 2000, AGRO entered into a joint venture agreement with Grodania A/S ("Grodan") of Denmark a wholly owned subsidiary of Rockwool International A/S (the "Joint Venture"). Under the terms of the agreement EcoScience formed a joint venture company with Grodan under its AGRO subsidiary in which AGRO owns 51% of the company and Grodan 49%. AGRO contributed substantially all of its assets and liabilities to the joint venture.

In 1988, EcoScience began full scale research and development operations, which continued through its fiscal year ended June 30, 1996. The Company incurred in excess of $30,000 in research and development costs during this phase of its growth and development. During fiscal 1994 and 1995, the Company incurred approximately $12,000 in restructuring charges to transition the Company from research and development to a commercial operation. This was enhanced through the beginning of greenhouse operations in 1994 by APD and the acquisitions of AGRO in November 1992 and EPSC in May 1994. In addition, the Company has also funded the construction and initial start-up operations of approximately 180 acres of greenhouse production capacity since mid-1996. EcoScience and APD completed a merger on September 30, 1998 (see Note 3), which resulted in approximately $1,500 in transaction costs. The above activities have been principally funded by the Company's initial private capitalization, public equity offerings in February 1992 and December 1993 and the combined $72,286 credit facility discussed in Note 7.

As a result of the above, the Company has incurred significant recurring losses resulting in an accumulated deficit of $84,372 as of January 2, 2000. The Company did not make the required March 31, 2000 principal and interest payments and has reclassified $58,886 of debt as current in the accompanying January 2, 2000 balance sheet which otherwise would have been classified as long-term.

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

On November 8, 1999 the Company sold substantially all of the assets of EPSC, excluding EPSC's BioSave(R) biofungicide product. EPSC conducted the Company's postharvest coating products business. The Company received $1,327 which represents the purchase price of $1,000 plus $327 for the sale of inventory.

An extraordinary item of $1,693 was recorded in the year ended January 2, 2000 which represents the write-off of deferred financing fees related to the June 1997 financing with CoBank, ACB ("CoBank").

The Company believes that its $1,246 of cash and cash equivalents as of January 2, 2000, along with revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through January 3, 2001, provided that the Company can resolve its short term cash flow shortfall by raising additional capital. The Company has engaged a financial advisor to assist in raising additional funds to finance its ongoing operations in 2000, current debt obligations and expected growth after January 3, 2001. The Company is currently attempting to raise debt and/or equity financing. No assurance can be given that the Company will be able to complete the refinancing or that the Company's creditors will not attempt to enforce legal remedies available to them. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

a.  Principles of Consolidation

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

Effective January 2, 2000, the Company acquired from the Agrorent group of companies, the remaining 13.75% minority partnership interest, in its Presidio greenhouse facility, in exchange for 268,604 shares of EcoScience Common Stock. In settlement of certain obligations to the Agrorent companies, the Company issued $418 aggregate principal amount of promissory notes which are convertible into shares of EcoScience Common Stock at a conversion price of $1.12 per share, subject to adjustment under certain circumstances. The acquisition was not material to the financial statements.

b. Fiscal Year-End and Transition Period

During 1998, the Company changed its fiscal year-end from the twelve month period ended June 30 to a 52-53 week fiscal year. The year-end date of such fiscal year shall be on the Sunday nearest December 31 of each year. For 1998, the audited transition period financial statements are as of January 3, 1999 and for the period from July 1, 1998 through January 3, 1999 (the "transition period").

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

c.  Use of Estimates in the Preparation of Financial Statements

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

d.  Cash and Cash Equivalents and Short-Term Investments

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

Cash and cash equivalents consist of cash and highly liquid money market funds, the balance of which was, $1,246 and $1,095 at January 2, 2000, and January 3, 1999, respectively. Short-term investments consist of United States government obligations with an original maturity date of greater than 90 days, the balance of which was $0 and $127 at January 2, 2000, and January 3, 1999, respectively.

e.  Inventories

                            January 2, 2000     January 3, 1999
                            ---------------     ---------------
Raw materials                      $0                   $77
Crop inventory                  6,229                 6,582
Finished goods                  1,088                 2,550
                               -------               -------
                               $7,317                $9,209
                               =======               =======


Crop inventories represent direct and indirect production costs incurred before harvesting the annual tomato and growing crops. Growing crops are valued at the lower of cost or estimated market. Finished goods inventories include material, labor and overhead. Raw materials and finished goods are stated at the lower of first-in, first-out ("FIFO") cost or market.

f.  Property, plant and equipment.

Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts estimated to allocate the cost of these assets over their useful lives as follows:

         Classification                                   Estimated Useful Life
         --------------                                   ---------------------
         Land                                             --
         Land improvements                                5-20 years
         Greenhouses                                      15-20 years
         Greenhouse and leasehold improvements            10-20 years
         Greenhouse equipment                             5-10 years
         Machinery and equipment                          3-5 years

Leasehold improvements and assets held under capital leases are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

g.  Intangible Assets

Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over 20 years. On December 30, 1998, the Company acquired the minority interests in certain limited partnerships. The goodwill resulting from this transaction was $12,058. As a result of restructuring of the indebtedness to Cogentrix, goodwill was decreased $9,009. Goodwill was increased $2,537 due to the lower than expected final appraisal value that was received in 1999 for the Buffalo greenhouse (see
Note 4).

Goodwill, net of accumulated amortization, was $5,314 and $13,550 at January 2, 2000 and January 3, 1999 respectively. The accumulated amortization of goodwill and other intangible assets totaled $784 and $509 at January 2, 2000 and January 3, 1999, respectively. Amortization of goodwill and other intangible assets included in the accompanying consolidated statements of operations was $690 and $50 in fiscal year ended January 2, 2000 and in the transition period ended January 3, 1999, respectively.

h.  Revenue Recognition

Revenue from tomato, biological and agricultural product sales is recognized upon shipment by the Company. Certain equipment sales are recognized upon installation and include certain warranty provisions.

i.  Foreign Currency Translation

The assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at current exchange rates and the related revenue and expense items are translated at average annual exchange rates. The aggregate effect of translation losses is reflected as a component of accumulated other comprehensive income (loss) in the accompanying financial statements until the sale or liquidation of the underlying foreign investment.

j.  Earnings (Loss) Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires presentation of both basic and diluted earnings per share in the Consolidated Statements of Operations. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:


                                                             Transition              Years Ended June 30,
                                         Year Ended         Period Ended            -----------------------
                                     January 2, 2000      January 3, 1999           1998               1997
                                     ---------------      ---------------           ----               ----
Weighted average common shares
outstanding                                12,620              11,641               11,619            11,548
Dilutive effect of common shares
issuable (1)                                   --                  --                   --                35
                                           ------              ------               ------            ------
Weighted average common shares
outstanding assuming dilution              12,620              11,641               11,619            11,583
                                           ======              ======               ======            ======

(1) Issuable under common stock purchase warrants and stock option plans.

Common stock purchase warrants and stock options at January 2, 2000, January 3, 1999, June 30, 1998 and 1997 to purchase 1,226,281, 275,511, 281,491 and 309,387 shares, respectively, of common stock were not included in the computation of earnings per common share assuming dilution because their effect would be anti-dilutive.

k.  Fair Value of Financial Instruments

No class of financial instrument had a material difference between its carrying value and estimated fair value based on market quotations, projected cash flows or other estimating methods. See Note 7 for the estimated fair value of certain debt agreements.

l.  Supplemental Cash Flow Information

The Company made certain cash payments and consummated certain non-cash investing and financing transactions as summarized below:


                                                                        Transition
                                                     Year Ended         Period Ended      Year Ended     Year Ended
                                                   January 2, 2000     January 3, 1999   June 30, 1998  June 30, 1997
                                                   ---------------     ---------------   -------------  -------------
Cash paid for:
     Interest                                           $6,280              $1,828          $3,320          $2,761
     Income taxes                                            5                   2               5             175

Non-cash investing and financing activities:
     Disposition  of  assets  under  capital
       lease                                                --                  --              --             308
     Termination of capital lease obligation                --                  --              --            (405)
     Assets acquired under capital leases                   --                  --             319             451
     Interest capitalized                                   --                 165             384             384
     Acquisition of minority interests                    (302)             (26,921)            --              --
     Cancellation   of  notes  and   related
       interest, net                                   (22,494)              1,321              --              --
     Issuance of acquisition notes payable              15,900              21,600              --              --
     Issuance of common stock                                3               4,000              --              --
     Issuance of preferred stock                             3                  --              --              --

m. Long-Lived Assets

The provision of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of " ("SFAS 121"). Requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment when changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such change have occurred. An impairment charge of $654 was recorded in the year ended January 2, 2000, related to the assets of EPSC.

n. Stock Based Compensation

The provision of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), encourages, but does not require, an entity to account for employee stock based compensation under a fair value based method. SFAS 123 allows an entity to continue to measure compensation cost for employee stock based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company continues to account for employee stock based compensation using the intrinsic value based method and is required to make pro-forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied (see Note 10).

o.  Income Taxes

The provisions of SFAS 109, "Accounting for Income Taxes", requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statements, carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. Prior to the merger on September 30, 1998, APD elected, by consent of their stockholders, to be treated under the provisions of Subchapter S of the Internal Revenue Code, Section 1372. Under such provisions, earnings and losses of APD were passed through to the stockholders in proportion to their ownership interest and reported on their individual income tax returns. Accordingly, no provision for Federal income taxes had been made in the APD financial statements. All distributions paid to stockholders through September 30, 1998 were paid in part to fund federal and state income tax obligations of the stockholders arising from the income generated by APD (see Note 11).

p. Accumulated Other Comprehensive Income (Loss)

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and presenting information on comprehensive income (loss) and its components in annual and interim financial statements. The Company adopted SFAS 130 as of July 1, 1998. Comprehensive income (loss) includes net income, unrealized gains on available-for-sale securities and foreign currency translation adjustments. The Company has disclosed comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity (Deficit).

q. Reclassifications

Certain amounts in the previous years consolidated financial statements have been reclassified to conform to the transition period presentations.

3. MERGER WITH AGRO POWER DEVELOPMENT, INC.

On September 30, 1998, the Company issued 9,421,487 shares of the Company's common stock, $0.01 par value, to the holders of the common stock of APD, a privately held corporation, pursuant to an Agreement and Plan of Merger, in which APD was merged with and into a newly formed, wholly owned subsidiary of the Company (the "Merger"). The stockholders of APD received 30,619.067 shares of the Company's common stock for each outstanding share of common stock of APD. In addition, on September 30, 1998, the Company issued 99,000 shares of common stock to certain st7ockholders of APD for their entire 50% interest in Village Farms of Morocco, S.A., a Moroccan company, as provided for in the Agreement and Plan of Merger. After the Merger, the stockholders of APD owned approximately 80% of the outstanding shares of the Company, on a fully diluted basis.

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

                                                         (Unaudited)
                                               EcoScience            APD
                                               ----------           ------
Net revenues                                    $6,028 (1)          $4,557
Net loss                                       ($1,088)(1)         ($2,593)
S Corporation distributions                        N/A                $400

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

The following sets forth the reconciliations of net revenue and net income
(loss) previously reported by the Company to the combined amounts presented in the accompanying historical consolidated statements of operations:

                           Years Ended June 30,
                       ---------------------------
                         1998               1997
Net revenues:
   EcoScience          $ 22,317           $ 20,853
   APD                   28,871             21,963
Eliminations             (5,011)            (2,954)
                       --------           --------
   TOTAL               $ 46,177           $ 39,862
                       ========           ========
Net (loss) income:
   EcoScience           ($  967)          $    385
   APD                   (3,010)               356
Eliminations               (260)              (221)
                       --------           --------
   TOTAL                ($4,237)          $    520
                       ========           ========

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

The financial statements, for periods prior to the September 30, 1998 Merger are reported using EcoScience's historical financial reporting periods. EcoScience's historical financial statements are presented for the years ended June 30, 1998 and 1997. In addition, since APD's historical fiscal year, for periods prior to the September 30, 1998 merger, ended on the Sunday nearest December 31, the accompanying June 30, 1998 financial statements required APD to recast its 1998 historical financial statements to conform to and be combined with EcoScience's fiscal year ended June 30, 1998. The APD financial data combined into the accompanying financial statements for the year ended June 30, 1997 represent the historical financial statements for APD for the 52 week period ended December 28, 1997.

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

4.  ACQUISITION

On December 30, 1998, the Company acquired, through the acquisition of four entities, the Cogentrix minority interests in certain entities that operated four of the Company's greenhouse operations. The purchase price of the minority interests consisted of 1,000,000 shares of EcoScience common stock valued at $4.00 per share, the market value at the time of the acquisition, and a $20,600 note bearing interest at a rate of 11.25% per annum, which was originally due and payable on March 15, 1999. On March 12, 1999, Cogentrix agreed to extend the maturity date of the note to June 30, 1999. In connection with the extension, the Company issued Cogentrix an additional note in the principal amount of $1,000 which had terms similar to the original note. The notes were secured by all of the outstanding capital stock of APD and the Acquired Companies. As a condition to the acquisition, EcoScience registered the 1,000,000 shares of common stock for public sale.

Additional consideration given in the transaction was as follows: (i) termination of an option agreement with Cogentrix, pursuant to which APD granted to Cogentrix certain rights to participate in future projects involving the development, acquisition, owning of or operating by APD of any greenhouse facility at which fruit or vegetables are to be grown, as defined; (ii) Cogentrix assigned and contributed its note receivable of $643 along with its accrued interest ($65), due from APD to Cogentrix Greenhouse Investment, Inc. (one of the entities acquired) and (iii) one of the greenhouse limited partnerships cancelled its note receivable due from Cogentrix in the amount of $1,838, along with its accrued interest ($191). Following the cancellation and the acquisition of the minority interests by EcoScience, Cogentrix Greenhouse Investment, Inc. issued a promissory note payable to that greenhouse limited partnership in the same amount.

The $1,838 note was previously issued in March 1997 by a subsidiary of APD. The note was unsecured, interest was payable at 6.0% per annum and principal and interest were due on demand and it was reflected in the accompanying financial statements as a note receivable due from related party.

Intangible assets consist primarily of goodwill and other intangible assets resulting from acquisitions accounted for using the purchase method of accounting. Goodwill is amortized using the straight-line method over 20 years. On December 30, 1998, the Company acquired the minority interests in certain limited partnerships. The goodwill resulting from this transaction was $12,058. As a result of restructuring of the indebtedness to Cogentrix, goodwill was decreased $9,009. Goodwill was increased $2,537 due to the lower than expected final appraisal value that was received in 1999 for the Buffalo greenhouse.

The acquisition of minority interests described above was accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations continued to reflect minority interests through the December 30, 1998 closing date. The following unaudited pro-forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1997:

                                Transition period ended      Year ended
                                   January 3, 1999          June 30, 1998
                                -----------------------     -------------
Net revenues                          $26,194                 $46,177
Net loss                             $(12,526)               $(13,467)
Net loss per share                     $(0.99)                 $(1.07)


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                         January 2, 2000         January 3, 1999
                                                         ---------------         ---------------
Land                                                           $973                     $973
Land improvements                                             2,132                    2,266
Greenhouses                                                  51,505                   54,062
Greenhouse and leasehold improvements                           572                      301
Greenhouse equipment                                         10,788                   11,250
Machinery and equipment                                         838                    1,873
                                                            -------                  -------
                                                             66,808                   70,725
Less accumulated depreciation and amortization               (9,867)                  (5,525)
                                                            -------                  -------
                                                            $56,941                  $65,200
                                                            =======                  =======

Included in the amounts above are $540 and $435 in assets held under capital leases at January 2, 2000 and January 3, 1999, respectively.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                         January 2, 2000         January 3,1999
                                         ---------------         --------------
Interest                                      $5,393                 $2,707
Payroll related expenses                         335                    540
Professional fees                                622                    833
Accrued inventory purchases                      439                    546
Customer Deposits                                 74                    415
Rent                                             915                     --
Utilities                                        377                    401
Other                                            932                  2,263
                                              ------                 ------
                                              $9,087                 $7,705
                                              ======                 ======

7. Debt

(a) Short-term borrowings

Short-term borrowings consists of the following:

                                               January 2, 2000   January 3, 1999
                                               ---------------   ---------------
Revolving line of credit(1)                        $2,448             $2,254
VFIFA line of credit (2)                               --             13,226
Agrorent note A (5)                                   246                 --
VFLP line of credit (2)                            13,400                 --
Notes payable to Cogentrix (3)                         --             21,600
                                                  -------            -------
                                                  $16,094            $37,080
                                                  =======            =======



(b) Long-term debt

Long-term debt consists of the following:


                                          January 2, 2000   January 3, 1999
                                          ---------------   ---------------
VFIFA construction and term loan
credit facility (2)                              $--            $46,219
PVF non-revolving line of credit (4)              --                804
Notes payable to Cogentrix (3)                15,900              1,071
VFLP term loan facility (2)                   58,886                 --
Agrorent note B (5)                              172                 --
Other long-term debt                             238                243
                                             -------            -------
                                              75,196             48,337
Less current maturities                      (59,005)           (47,557)
                                             -------            -------
                                             $16,191               $780
                                             =======            =======

(1) On June 29, 1999, AGRO and EPSC entered into a new revolving loan agreement with Century Business Credit Corporation ("Agreement") for borrowings of up to $4,000 secured by eligible accounts receivable and inventory, as defined. Funds borrowed under the Agreement bear interest at a rate, the greater of 7% or prime (8.5% at January 2, 2000) plus 2 3/4% and are secured by all the assets of the Joint Venture and all of the outstanding common stock of AGRO and the Joint Venture owned by the Company. This agreement, which has an initial two-year term, replaced a $3,000 revolving credit facility with Silicon Valley Bank. The Joint Venture has assumed the obligations under the Agreement. AGRO and EPSC are guarantors of these obligations. As of January 2, 2000, the Company had $1,552 of additional borrowing availability under the revolving line of credit.

(2) Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank and closed on a new $13,400 working capital line of credit which was funded in 1999 ("Loan Agreement"). The maturity date of the term facility is July 31, 2000, with a two-year extension under certain conditions. The line of credit will mature July 31, 2001 with an option to request a one-year extension. The interest rate is the CoBank National Variable Rate plus 2% (10.5% at January 2, 2000). Principal under the term facility will be payable quarterly in the amount of $5,000 per year and an additional $5,000 payment is due no later than March 31, 2000. Interest payments on both the term facility and the working capital line have been deferred until March 31, 2000. On March 31, 2000, the Company made a $2,500 principal payment which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement. The Company is seeking a waiver from CoBank but no assurance can be given that CoBank will grant same. EcoScience and APD have guaranteed the obligations under the Loan Agreements and the loan is secured by a first lien and security interest in all of the assets of Village Farms, L.P. and APD.

(3) On January 2, 2000 the Company completed a restructuring of the indebtedness to Cogentrix. Cogentrix exchanged, at approximately a $9,000 discount, $21,600 of notes plus all accrued and unpaid interest thereon and a promissory note of APD payable to Cogentrix in the amount of $894 for a $15,900 subordinated note ("Exchange Note") bearing interest at 5% per year and 333,333 shares of non-voting, no dividend Series A Convertible Preferred Stock of EcoScience ("Series A"). On each December 31st, commencing on December 31, 2000, EcoScience is required to prepay the then outstanding principal and interest of the Exchange Note by an amount by which 70% of earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds $15,000. Certain prepayments must also be made in the event the Company incurs certain borrowings, issues stock for cash or sells assets outside the ordinary course of business. Commencing December 1, 2003 EcoScience is required to make an annual principal payment under the Exchange Note in the amount of $3,180 plus accumulated and unpaid interest. Commencing on June 1, 2008, all or any portion of shares of the Series A, at the option of Cogentrix, may be converted into fully paid and nonassessable shares of Common Stock at a conversion price equal to $5 per share, subject to adjustment.

(4) In March 1997, PVF entered into a $2,200 loan agreement with a bank. In 1998, PVF prepaid $1,175 of the outstanding borrowings with certain replacement collateral and insurance proceeds. On June 10, 1999 the Company's 12 acre greenhouse facility in Mount Carmel, Pennsylvania was sold to Mount Carmel Greenhouses, LLC. The Company received $2,000, of which $731 was used to pay off all debt related to the facility.

(5) Effective January 2, 2000, the Company acquired from the Agrorent group of companies, the remaining 13.75% minority partnership interest, in its Presidio facility, in exchange for 268,604 shares of EcoScience Common Stock. In settlement of certain obligations to the Agrorent companies, the Company issued $418 aggregate principal amount of promissory notes which are convertible into shares of EcoScience Common Stock at a conversion price of $1.12 per share, subject to adjustment under certain circumstances.

     The aggregate maturities of debt as of January 2, 2000 are as follows:

         2000                      $59,005
         2001                          270
         2002                           18
         2003                        3,186
         2004                        3,180
         Thereafter                  9,537
                                   -------
                                   $75,196
                                   =======
8.  LEASES

a. Capital Leases

The Company leases certain equipment under capital leases. Future minimum lease payments are as follows:

         2000                                                $64
         2001                                                 63
         2002                                                 50
         2003                                                 17
         2004                                                 18
         Thereafter                                          220
                                                            ----
         Total minimum lease payments                        432
         Less amount representing interest                   (61)
                                                            ----
                                                             371
         Less current maturities                             (49)
                                                            ----
                                                            $322
                                                            ====

9.  COMMITMENTS AND CONTINGENCIES

As of January 2, 2000 the Company has entered into certain lease commitments through 2011.

The future minimum lease payments as of January 2, 2000 are as follows:

         2000                                   $2,693
         2001                                    2,520
         2002                                    2,453
         2003                                    2,412
         2004                                    1,834
         Thereafter                              6,285
                                               -------
                                               $18,197
                                               =======

The above amounts include future minimum lease payments under an agreement executed on March 23, 1999, for the Company's new corporate office and warehouse space (approximately 20,000 square feet). The expected commencement date of the ten year lease is May 2000.

Rent expense under the Company's various lease agreements totaled approximately $3,010, $2,114, $4,061 and $1,830 and for the fiscal year ending January 2, 2000 the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998 and 1997, respectively. Included in noncurrent liabilities in the accompanying consolidated balance sheets is $870 and $876 at January 2, 2000 and January 3, 1999, respectively, related to the effect of accounting for the scheduled rent increases on a straight-line basis over the applicable lease terms.

On February 22, 2000, the Company received notice that a complaint was filed by Oxbow Power of North Tonowanda, New York, Inc. ("Oxbow") against Village Farms of Wheatfield, LLC ("VFW") and Agro Power Development, Inc. in the State of New York Supreme Court in the County of Niagara. In the complaint, the plaintiff asserted various causes of action including an allegation that VFW breached the Commercial Greenhouse Lease and Operating Agreement with Oxbow. The plaintiff seeks $5,950 of damages together with interest and costs of the action. The Company filed an answer and counterclaim on March 22, 2000. Excluding claims for past due rental payments of approximately $360, offset by a $320 counterclaim for assets left at the premises, the Company believes the complaint is without merit and intends to vigorously defend against the allegations made in the complaint.

In addition to the complaint filed by Oxbow, the Company is party to various claims and lawsuits arising in the normal course of business. In the opinion of management, these suits and claims will not result in judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

10.  STOCKHOLDERS' EQUITY (DEFICIT)

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

On January 2, 2000 the Company completed a restructuring of the indebtedness to Cogentrix. The Company issued Cogentrix 333,333 shares of non-voting, no dividend Series A Convertible Preferred Stock of The Company ("Series A"). Commencing on June 1, 2008, all or any portion of shares of the Series A, at the option of Cogentrix, may be converted into fully paid and nonassessable shares of Common Stock at a conversion price equal to $5 per share, subject to adjustment.

Common Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock to certain stockholders, directors and consultants of the Company. Outstanding warrants expire through 2004. The following table summarizes warrant activity for the two years ended June 30, 1998, the transition period ended January 3, 1999 and the year ended January 2, 2000:


                                                                                                       Weighted Average
                                                 Number of Warrants       Price Per Share Range         Exercise Price
                                                 ------------------       ---------------------        ----------------
Outstanding at June 30, 1996                         91,792               6.88    -     $55.00             25.06
   Granted                                           56,311               5.00    -      18.75             11.51
   Cancelled                                        (15,792)             30.00    -      55.00             51.51
                                                    -------              -----          ------             -----
Outstanding at June 30, 1997                        132,311               5.00    -      48.75             16.18
   Granted                                               --              --       -      --                --
   Cancelled                                        (8,000)              34.38    -      35.00             34.53
                                                    -------              -----          ------             -----
Outstanding at June 30, 1998                        124,311               5.00    -      48.75             15.00
   Granted                                               --              --       -      --                --
   Cancelled                                             --              34.38    -      35.00             34.53
                                                    -------              -----          ------             -----
Outstanding at January 3, 1999                      124,311               5.00    -      48.75             15.00
   Granted                                           75,000                .75    -        .75               .75
   Cancelled                                        (10,000)             10.00    -      10.00             10.00
                                                    -------              -----          ------             -----
Outstanding at January 2, 2000                      189,311                .75    -      48.75             $8.96
                                                    =======              =====          ======             =====
Exercisable at January 2, 2000                      189,311               $.75    -     $48.75             $8.96
                                                    =======              =====          ======             =====

Stock Option Plans

In December 1998, the Board of Directors approved a stock option plan (the "1999 Plan") to grant options to acquire up to 1,800,000 shares of common stock, less the number of option shares issued under the Company's 1991 stock option plan (the "1991 Plan"), to employees and consultants. The 1999 Plan was approved by the stockholders at the Annual Meeting of Stockholders held in May 1999. Options granted under the 1999 Plan vest over various periods and expire no later than 10 years from the date of grant. Options are to be granted at the fair value of the Company's common stock on the date of grant. The Board of Directors have agreed not to issue future options under the 1991 Plan.

Option activity for the two years ended June 30, 1998, the transition period ended January 3, 1999 and the year ending January 2, 2000, is summarized as follows:


                                                                                             Weighted Average
                                            Number of Options        Price Per Share Range    Exercise Price
                                            -----------------        ---------------------   ----------------
Outstanding at June 30, 1996                      167,203               1.88 -   56.88             10.84
   Granted                                         68,036               4.69 -   12.50              6.07
   Exercised                                                                      4.38              4.38
                                                   (3,800)
   Cancelled                                      (54,363)              1.88 -   56.88             19.93
                                                ---------              -----     -----             -----
Outstanding at June 30, 1997                      177,076               2.81 -   35.00              6.35
   Granted                                          6,680               4.06 -    8.13              6.51
   Exercised                                      (17,456)              4.38      5.00              4.80
   Cancelled                                       (9,120)              4.38 -   10.63              5.30
                                                ---------              -----     -----             -----
Outstanding at June 30, 1998                      157,180               2.81 -   35.00              6.60
   Exercised                                       (1,100)              4.38 -    4.38              4.38
   Cancelled                                       (4,880)              4.38 -   12.50              2.13
                                                ---------              -----     -----             -----
Outstanding at January 3, 1999                    151,200               2.81 -   35.00              6.57
   Granted                                        910,650               0.69 -    2.00              0.85
   Cancelled                                      (24,880)              4.38 -   10.63              6.09
                                                ---------              -----     -----             -----
Outstanding at January 2, 2000                  1,036,970              $0.69 -  $35.00             $1.56
                                                =========              =====    ======             =====
Exercisable at January 2, 2000                    141,175              $2.00 -  $35.00             $5.99
                                                =========              =====    ======             =====

All stock options and warrants granted by the Company were granted at exercise prices not less than the fair market value of the Company's common stock on the date of grant.

The Company accounts for its common stock purchase warrants and options plans based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and net loss per share for the fiscal year ended January 2, 2000, the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998 and 1997 would have been as follows:


                                                   Fiscal               Transition
                                                 Year Ended            Period Ended         Fiscal Year Ending June 30,
                                                                                            ---------------------------
                                              January 2, 2000        January 3, 1999           1998              1997
                                              ---------------        ---------------           ----              ----
Net income (loss)                                 ($23,772)              ($8,754)            ($4,462)              $29
                                                  --------               -------             -------             -----
Net loss per share, basic and diluted               ($1.88)                ($.74)              ($.38)            $0.00
                                                  --------               -------             -------             -----

Because SFAS 123 has not been applied to warrants and options granted prior to July 1, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future periods.

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions for the fiscal years ended January 2, 2000 and June 30, 1998 and 1997, respectively as follows: (i) risk free interest rate of 6% for all years; (ii) expected life of approximately eight years for all years; and (iii) expected volatility of 74%, 67% and 70% for the fiscal years ended January 2, 2000 and June 30, 1998 and 1997, respectively. The weighted average fair value of the options granted during the fiscal years ended January 2, 2000 and June 30, 1998 and 1997 was $0.65, $0.85, and $0.86, respectively. No options were granted during the transition period ended January 3, 1999.

11.  INCOME  TAXES

As of January 2, 2000, the Company had available net operating loss carryforwards of approximately $33,000 and research and development tax credit carryforwards of approximately $900 to reduce future federal income taxes, if any. These carryforwards expire through 2014 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Company's ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined. The Company completed a merger with APD in 1998 which resulted in a change in ownership in excess of 50%, as defined. Therefore, utilization of net operating loss and tax credit carryforwards will be limited due to ownership changes. As discussed in Note 2, APD was taxed as an S Corporation prior to the merger on September 30, 1998 and as such no federal income taxes were paid by APD. Therefore, APD recorded no deferred tax assets or liabilities prior to September 30, 1998. State deferred income taxes were not material.

The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                              January 2, 2000         January 3, 1999
                              ---------------         ---------------
Deferred tax assets                $14,300                $5,400
Valuation allowance                (14,300)               (5,400)
                                   -------                ------
                                       $--                  $--
                                   =======                ======

The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                    January 2, 2000       January 3, 1999
                                    ---------------       ---------------
Net operating losses                    $13,200               $4,300
Other temporary differences                 200                  200
Research and development credits            900                  900
                                        -------               ------
                                        $14,300               $5,400
                                        =======               ======

Due to the uncertainty surrounding the timing of realizing the potential benefits of its favorable tax attributes in future income tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

A reconciliation of the provision for (benefit from) income taxes for the fiscal year ended January 2, 2000, the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998 and 1997 with the statutory federal income tax rate follows:

                                                      Fiscal            Transition
                                                    Year Ended         Period Ended        Fiscal Year Ending June 30,
                                                 ------------------                      --------------------------------
                                                 January 2, 2000     January 3, 1999         1998              1997
                                                 ------------------  ------------------  --------------   ---------------
Benefit) provision at nominal rate                     (34.0%)          (34.0%)          (34.0%)           34.0%
Increases (reductions) in taxes resulting from:
     Net operating loss carryforward                     --               --               --             (34.0)
      Valuation allowance                               34.0             34.0             34.0              --
     Foreign income taxes                                --               --               --              10.8
     State income taxes                                  0.1              0.1              0.1              4.2
                                                       -----            -----            -----            -----
Provision for income taxes-%                             0.1%             0.1%             0.1%             0.1%
                                                       -----            -----            -----            -----
Provision for income taxes-$                           $   5            $  67            $  21            $  78
                                                       -----            -----            -----            -----

The provision for income taxes for the fiscal year ended January 2, 2000, transition period ended January 3, 1999 and the fiscal years ended June 30, 1998 and 1997 is primarily composed of foreign and state income taxes.

12.  SALES, LICENSE AND DEVELOPMENT AGREEMENTS

The Joint Venture has a distribution agreement with an unrelated company for a term of five years ending in December 2004, with automatic five-year extensions unless either party elects to terminate the agreement. The agreement grants the Joint Venture the exclusive right to sell the unrelated company's product (the "Grodan Product Line") in the United States, Canada, Mexico, and the Caribbean. Sales of the Grodan Product Line accounted for 18%, 18%, 17% and 20% of the Company's total net revenues for the year ended January 2, 2000, the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998 and 1997, respectively. Although there are a limited number of sources of the particular growing medium products that are sold under this distribution agreement, the Company's management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in filling orders as well as a possible loss of sales, which would affect operating results adversely.

In August 1995, AGRO entered into a distribution agreement with an unrelated company, which granted AGRO the exclusive right to sell the unrelated company's sorting, grading and packing products and equipment in the United States, Canada, Mexico and the Caribbean through September 1999. The sale of products under this agreement accounted for 14%, 8%, 12% and 11% of total net revenues for the transition period ended January 3, 1999 and the fiscal years ended June 30, 1998, 1997 and 1996, respectively. On February 1, 1999, this division was sold (see Note 1).

13.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: greenhouse tomatoes and biological and agricultural products. The greenhouse tomatoes segment operates seven greenhouse facilities in the United States, representing approximately 176 acres of growing capacity. Through these facilities, the Company produces, harvests, packages and distributes premium vine-ripened tomatoes. The tomatoes are marketed under the Village Farms(R) brandname and sold to retail supermarket chains, dedicated wholesalers, distributors and food service clients throughout the United States.

The biological and agricultural products segment distributes various products under written distribution agreements and relations with specific vendors. The Company's biological and agricultural products include (1) growing medium products, and computerized environmental and irrigational control systems; (2) postharvest coating products and (3) biological pest control products.

The accounting policies of the segments described above are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products. The Company is not dependent on any single customer for its net revenues.

                                                                           Transition
                                                      Year Ended          Period Ended
                                                                                                 Years Ended June 30,
                                                    January 2, 2000    January 3, 1999          1998              1997
                                                   ----------------    ---------------         ------             -----
Company data by operating segment (1)
Net revenues
     Greenhouse tomatoes                                $40,951              $15,453           $28,871           $21,963
     Biological and agricultural products                12,410               10,741            17,306            17,899
                                                        -------              -------           -------           -------
     Total                                              $53,361              $26,194           $46,177           $39,862
                                                        =======              =======           =======           =======
Total assets
     Greenhouse tomatoes                                $77,188              $93,539           $69,971           $62,072
     Biological and agricultural products                 4,209                8,325             9,537             8,520
                                                        -------              -------           -------           -------
     Total                                              $81,397             $101,864           $79,508           $70,592
                                                        =======              =======           =======           =======
Capital expenditures
     Greenhouse tomatoes                                 $1,305               $4,568           $25,554           $28,154
     Biological and agricultural products                    52                   64               545                90
                                                        -------              -------           -------           -------
     Total                                               $1,357               $4,632           $26,099           $28,244
                                                        =======              =======           =======           =======
Operating (loss) income
     Greenhouse tomatoes                              ($11,327)              ($6,272)          ($5,276)             $295
     Biological and agricultural products               (1,582)               (1,317)           (1,195)              278
                                                        -------              -------           -------           -------
     Total                                            ($12,909)              ($7,589)          ($6,471)             $573
                                                        =======              =======           =======           =======
Depreciation and amortization expense
     Greenhouse tomatoes                                 $5,724               $1,979            $2,891            $1,504
     Biological and agricultural products                   288                  167               332               402
                                                        -------              -------           -------           -------
     Total                                               $6,012               $2,146            $3,223           $ 1,906
                                                        =======              =======           =======           =======
Company data by geographic segments (2)
     Net revenues
         United States                                  $47,657              $23,135           $39,243           $34,219
         Canada                                           5,704                3,059             6,934             5,643
                                                        -------              -------           -------           -------
     Total                                              $53,361              $26,194           $46,177           $39,862
                                                        =======              =======           =======           =======


(1) All research and development expenses and restructuring reversals were a result from operations of the biological and agricultural products segment.

(2)  The long-lived assets in Canada are immaterial for all periods presented.

EXHIBIT INDEX

Exhibit Number      Exhibit Description
--------------      -------------------
       2.1          Amended and Restated Agreement and Plan of Merger dated as of July 31, 1998 among EcoScience Corporation, Agro
                    Acquisition Corporation and Agro Power Development, Inc.
                    [incorporated herein by reference to the Registrant's Proxy
                    Statement dated August 10, 1998 - Appendix A].
       2.2          Asset Purchase and Sale Agreement between EcoScience
                    Corporation, EcoScience Produce Systems Corporation and Pace
                    International, LLC dated November 4, 1999 (incorporated by reference to Exhibit 10.124 to the Registrant's October 3,
                    1999 quarterly report on form 10-Q).
       3.1          Restated Certificate of Incorporation of the Registrant dated June 29, 1988. [incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992].
       3.2          By-Laws of the Registrant. [incorporated by reference to Exhibit 3.2 to the Registrant's
                    Registration Statement on Form S-1, Registration Statement No. 33-44664].
       3.3          Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated
                    September 28, 1998. [incorporated by reference to Exhibit 10.60 to the Registrant's September
                    30, 1998 quarterly report on form 10-Q].
       3.4          Certificate of Designations, Preferences and Rights of Series A Preferred Stock [filed herewith].
       4.1          Specimen Common Stock Certificate of the Registrant. [incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].
       4.2          Registration Rights Agreement between EcoScience Corporation and the Shareholders identified on Schedule I thereto dated
                    September 30, 1998. [incorporated by reference to Exhibit
                    10.60 to the Registrant's September 30, 1998 quarterly
                    report on form 10-Q].
      10.1*         Registrant's 1991 Stock Option Plan, As Amended. [incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].
      10.2*         Registrant's 1999 Stock Option Plan. [incorporated by reference to Exhibit 10.2 to the
                    Registrant's Annual Report on Form 10-K for the transition period ended January 3, 1999].
      10.3*         Form of Non-Statutory Stock Option Agreement. [incorporated by reference to Exhibit 10.3 to the
                    Registrant's Registration Statement on Form S-1, Registration Statement No. 33-44664].
      10.4          Common Stock Purchase Warrant between the Registrant and Copley Partners 2, L.P., dated
                    December 6, 1989, as amended. [incorporated by reference to Exhibit 10.8 to the Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1993].
      10.7          Series B Preferred Stock Purchase Agreement between the
                    Registrant and the other parties named therein, dated July
                    30, 1991, and amended on October 31, 1991. [incorporated by reference to Exhibit 10.7 to the Registrant's Registration
                    Statement on Form S-1, Registration Statement No. 33-44664].
      10.8          Common Stock Warrant between the Registrant and E. Andrews
                    Grinstead III, dated May 22, 1991, as amended. [incorporated by reference to Exhibit 10.9 to the Registrant's Annual
                    Report on Form 10-K for the fiscal year ended June 30,
                    1993].
      10.10         Common Stock Purchase Warrant between the Registrant and E.
                    Andrews Grinstead, III, dated June 7, 1991, as amended.
                    [incorporated by reference to Exhibit 10.11 to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].
      10.26         Form of Warrant issued to Directors of the Registrant
                    [incorporated by reference to Exhibit 10.38 to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993].
      10.49         Form of Stock Purchase Agreement dated September 25, 1996, by and among EcoScience Corporation, Taglich Brothers,
                    D'Amadeo, Wagner & Company, Incorporated, and other entities
                    [Incorporated by reference to Exhibit 10.49 to Registrant's
                    Annual Report on Form 10-K for fiscal year ended June 30,
                    1996].
      10.61         Ground Lease dated September 4, 1997 between the Buffalo Enterprise Development Corporation and
                    Agro Power Development, Inc. [incorporated by reference to Exhibit 10.61 to the registrant's
                    September 30, 1998 quarterly report on form 10-Q].
      10.62         Commercial Greenhouse Lease and Operating Agreement dated July 22, 1992 between Oxbow Power of
                    North Tonawanda, New York, Inc. and Village Farms of Wheatfield, Inc. [incorporated by reference to Exhibit 10.62 to the registrant's September 30, 1998 quarterly report on form
                    10-Q].
      10.63         Operating Agreement dated as of November 14, 1997 between Greenhost, Inc. and Village Farms of
                    Virginia, Inc for Birchwood, Virginia greenhouse facility. [incorporated by reference to
                    Exhibit 10.63 to the registrant's September 30, 1998 quarterly report on form 10-Q].
      10.64         Lease Agreement dated as of September 21, 1993 between Cogentrix of Pennsylvania, Inc. and
                    Keystone Village Farms, Inc. for Ringgold, Pennsylvania greenhouse facility. [incorporated by reference to Exhibit 10.64 to the registrant's September 30, 1998 quarterly report on form
                    10-Q].**
      10.65         Amended Ground Lease effective March 14, 1997 between the Presidio County Commissioners Court and Agro Power Development, Inc. [incorporated by reference to Exhibit 10.65 to the registrant's September 30, 1998 quarterly report on form 10-Q].
      10.78         Marketing Agreement by and between Foster Farms, Inc. and Agro Power Development, Inc. dated
                    January 1, 1995. [incorporated by reference to Exhibit 10.78 to the registrant's September 30,
                    1998 quarterly report on form 10-Q].**
      10.100        Commercial Greenhouse Design and Construction Contract between Agro Power Development and
                    Dalsem Kassenboyw B.V. dated as of August 31, 1998. [incorporated by reference to Exhibit
                    10.100 to the registrant's September 30, 1998 quarterly report on form 10-Q].
      10.101        Commercial Design and Construction Contract between Village Farms of Presidio, L.P. and Agro
                    Power Development, Inc. dated as of August 31, 1998. [incorporated by reference to Exhibit
                    10.101 to the registrant's September 30, 1998 quarterly report on form 10-Q].
      10.102        Commercial Packing House Design and Construction Contract dated July 10, 1998 between Agro
                    Power Development, Inc. and NC Sturgeon, Inc. [incorporated by reference to Exhibit 10.102 to the registrant's September 30, 1998 quarterly report on form 10-Q].
      10.112        Stock Purchase Agreement, dated as of December 7, 1998,
                    Stock Pledge Agreement, dated as of December 30, 1998, and
                    Registration Rights Agreement, dated as of December 30, 1998 between the Registrant and Cogentrix Delaware Holdings. Inc.
                    and $20.6 million Promissory Note dated December 30, 1998
                    issued by Registrant to Cogentrix Delaware Holdings, Inc.
                    [incorporated by reference to Exhibit 10.112 to Registrant's
                    Form 8-K dated December 7, 1998].
      10.114        First Amendment to Registration Rights Agreement dated as of March 11, 1999 between the
                    Registrant and Cogentrix Delaware Holdings, Inc. [incorporated by reference to Exhibit 10.114 to Registrant's September 30, 1998 quarterly report on form 10-Q].
      10.115        Extension Agreement dated as of March 15, 1999 between
                    Registrant and Cogentrix Delaware Holdings, Inc.
                    [incorporated by reference to Exhibit 10.115 to Registrant's
                    Annual Report on form 10-K for the year ended January 3,
                    1999].
      10.116        Alonge to Promissory Note dated December 30, 1998 of Registrant, payable to Cogentrix Delaware
                    Holdings, Inc. [incorporated by reference to Exhibit 10.115 to Registrant's Annual Report on form 10-K for the year ended January 3, 1999].
      10.117        Promissory Note dated March 15, 1999 issued by Registrant to Cogentrix Delaware Holdings, Inc.
                    in the amount of $1 million. [incorporated by reference to Exhibit 10.115 to Registrant's
                    Annual Report on form 10-K for the year ended January 3, 1999].
      10.118        Amendment to Stock Pledge Agreement dated as of March 15,
                    1999 between Registrant and Cogentrix Delaware Holdings,
                    Inc. [incorporated by reference to Exhibit 10.115 to
                    Registrant's Annual Report on form 10-K for the year ended
                    January 3, 1999].
      10.119      * Employment agreement between EcoScience Corporation and
                    Kenneth S. Hollander, dated June 1, 1999 [incorporated by
                    reference to Exhibit 10.119 to the Registrant's Registration
                    Statement on Form S-1].
      10.120        Extension agreement and related allonges to Cogentrix
                    Energy, Inc. promissory notes dated June 29, 1999
                    [incorporated by reference to Exhibit 10.120 to the
                    Registrant's July 4, 1999 quarterly report on form 10-Q].
      10.121        Extension agreement and relate allonges to Cogentrix Energy,
                    Inc. promissory notes dated July 30, 1999 [incorporated by reference to Exhibit 10.121 to the Registrant's July 4, 1999 quarterly report on form 10-Q].
      10.122        First Amendment to Operating Agreement between Village Farms of Virginia, Inc. and Greenhost,
                    Inc. [incorporated by reference to Exhibit 10.122 to the Registrant's July 4, 1999 quarterly report on form 10-Q].
      10.123        Loan and Security Agreement between Century Business Credit
                    Corporation and Agro Dynamics, Inc. and EcoScience Produce
                    Systems Corporation dated June 29, 1999 [incorporated by
                    reference to Exhibit 10.123 to the Registrant's July 4, 1999 quarterly report on form 10-Q].
      10.125        Consolidated, Amended and Restated Loan Agreement By and Between CoBank, ACB and Village Farms,
                    L.P. dated as of January 2, 2000  [filed herewith].
      10.126        Guaranty of Agro Power Development, Inc. to CoBank, ACB  [filed herewith].
      10.127        Guaranty of EcoScience Corporation to CoBank, ACB  [filed herewith].
      10.128        Agreement dated as of January 2, 2000 among Village Farms of Presidio, L.P., Village Farms of
                    Delaware, LLC, Village Farms, LLC, Village Farms, L.P., Agrorent A, LLC, Agrorent B, LLC,
                    Agrorent Holdings Inc., New Amsterdam Joint Venture, LLC, Agrorent B.V., Kwekerij Nic Poot
                    B.V., Nic Poot, New Amsterdam Management, Co., and EcoScience Corporation  [filed herewith].
      10.129        Exchange Agreement dated as of January 2, 2000 by and between Cogentrix Delaware Holdings, Inc.
                    and EcoScience Corporation  [filed herewith].
      10.130        Amendment and Assumption Agreement dated as of March 3, 2000 by and between Agro Dynamics,
                    Inc., EcoScience Produce Systems Corporation, Agro-Dan, Inc. and Century Business Credit
                    Corporation  [filed herewith].
      10.131        Stockholders' Agreement dated as of March 3, 2000 by and among Agro-Dan, Inc., EcoScience
                    Corporation, Agro Dynamics, Inc. and Grodania A/S [filed herewith].
      10.132        Distribution Agreement dated March 3, 2000 between Agro-Dan, Inc. and Grodania A/S  [filed herewith].
      10.133        Joint Venture Agreement, dated as of January 12, 2000, by and among EcoScience Corporation,
                    Agro Dynamics, Inc. and Grodania A/S  [filed herewith].
        21          Subsidiaries of the Registrant  [filed herewith].
        23          Consent of Arthur Andersen LLP [filed herewith].
        24          Powers of Attorney of officers and directors of the Company [included in the signature page to this report].
        27          Financial Data Schedule for the fiscal year ended January 2, 2000  [filed herewith].

-----------------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

** Information has been omitted from this exhibit and is subject to a request or such a request has been approved for confidential treatment.