Form 10-Q
period 2000-04-02
ECOSCIENCE CORP/DE
filed 2000-05-17
CIK 882259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----
       EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to __________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2000, the issuer had outstanding 12,887,882 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

                     EcoScience Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                April 2, 2000      January 2, 2000
                                                                                -------------      ---------------
Assets                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $   1,457          $   1,246
  Accounts receivable, less reserves of $650
      at April 2, 2000 and $806 at January 2, 2000                                     5,406              7,672
  Inventories                                                                          6,687              7,317
  Other current assets                                                                   553                487
                                                                                   ---------          ---------
    Total current assets                                                              14,103             16,722
                                                                                   ---------          ---------

Property and equipment, net                                                           55,811             56,941
Intangible assets, net                                                                 5,241              5,314
Other noncurrent assets                                                                2,147              2,420
                                                                                   ---------          ---------
    Total assets                                                                      77,302             81,397
                                                                                   =========          =========

Liabilities and Stockholders' Deficit

Current liabilities:
  Short-term borrowings                                                            $  12,038          $  16,094
  Current maturities of long-term debt                                                59,273             59,005
  Current obligations under capital leases                                                53                 49
  Accounts payable                                                                     5,631              8,433
  Accrued expenses and other current liabilities                                      10,851              9,087
                                                                                   ---------          ---------
    Total current liabilities                                                         87,846             92,668
                                                                                   ---------          ---------

Noncurrent liabilities:
  Long-term debt, less current maturities                                             16,085             16,191
  Obligations under capital leases                                                       305                322
  Other long-term liabilities                                                            787                787
                                                                                   ---------          ---------
    Total liabilities                                                                105,023            109,968
                                                                                   ---------          ---------

Minority interest                                                                      3,017               --
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       333,333 issued and outstanding at April 2, 2000 and January 2, 2000                 3                  3
  Common stock, $0.01 par value, 100,000,000 shares authorized; 12,887,882
       issued and outstanding at April 2, 2000 and January 2, 2000                       129                129
  Additional paid-in-capital                                                          55,662             55,662
  Accumulated deficit                                                                (86,532)           (84,372)
  Accumulated other comprehensive income                                                   0                  7
                                                                                   ---------          ---------
    Total stockholders' deficit                                                      (30,738)           (28,571)
                                                                                   ---------          ---------
Total liabilities and stockholders' deficit                                           77,302             81,397
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

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Thirteen Weeks Ended
                                                April 2, 2000    April 4, 1999
                                                -------------    -------------

Net revenues                                      $ 15,649          $ 18,264
Cost of revenues                                    12,976            12,839
                                                  --------          --------
   Gross profit                                      2,673             5,425
                                                  --------          --------

Operating expenses:
  Selling, general and administrative                2,421             3,630
                                                  --------          --------
      Total operating expenses                       2,421             3,630
                                                  --------          --------

Operating income                                       252             1,795
                                                  --------          --------

Other (expense) income:
  Interest, net                                     (2,576)           (2,671)
  Other, net                                           109                87
                                                  --------          --------
      Total other expense, net                      (2,467)           (2,584)
                                                  --------          --------

Loss before taxes and minority interest             (2,215)             (789)
Provision for income taxes                              15                 3
                                                  --------          --------
Loss before minority interest                       (2,230)             (792)
Minority interest                                       70                62
                                                  --------          --------

Net loss                                          ($ 2,160)         ($   730)
                                                  ========          ========

Loss per share:

Basic and Diluted:
Loss per share                                    ($  0.17)         ($  0.06)
                                                  ========          ========
Weighted average basic shares outstanding           12,888            12,619
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

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Thirteen Weeks Ended
                                                                        -----------------------------------
                                                                        April 2, 2000         April 4, 1999
                                                                        -------------         -------------
Cash flows from operating activities:
    Net loss                                                                ($2,160)            ($  730)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization                                      1,331               1,598
           Minority interest in limited partnerships                            (70)                (62)
           Foreign exchange gain                                                (12)                 (2)
           Loss on sales of assets                                             --                   (16)
           Changes in current assets and liabilities:
                Accounts receivable, net                                      2,266               1,704
                Inventories                                                     630                 105
                Other current assets                                            (66)                261
                Other noncurrent assets                                         273                 (96)
                Accounts payable and accrued expenses                         2,061              (2,085)
                                                                            -------             -------
            Net cash provided by operating activities:                        4,253                 677
                                                                            -------             -------

Cash flows from investment activities:
    Purchases of property and equipment                                        (128)                (95)
    Proceeds from sale of assets                                               --                    32
    Release of restricted cash                                                 --                   127
                                                                            -------             -------
             Net cash provided by (used in) investing activities               (128)                 64
                                                                            -------             -------

Cash flows from financing activities:
    Net payments under line of credit                                        (3,872)               (331)
    Payments on long-term debt and capital leases                               (35)               (880)
                                                                            -------             -------
             Net cash used in by financing activities                        (3,907)             (1,211)
                                                                            -------             -------
    Effects of exchange rates on cash balances                                   (7)                 35
Increase (decrease) in cash and cash equivalents                                211                (435)
Cash and cash equivalents at beginning of period                              1,246               1,095
                                                                            -------             -------
Cash and cash equivalents at end of period                                  $ 1,457             $   660
                                                                            =======             =======

Supplemental cash flow information
Cash paid for:
Interest                                                                    $    66             $ 2,439
Income taxes                                                                     15                   3


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 2, 2000 and April 4, 1999

                        (in thousands, except share data)

                                   (UNAUDITED)

1.  Operations

EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its consolidated limited partnership (collectively "APD"), Agro Dynamics, Inc. and its 51% owned subsidiary Agro-Dan, Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are primarily engaged in the production, marketing and sale of premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes products for the agricultural and biological industries.

The Company has suffered losses resulting in an accumulated deficit of $86,532 as of April 2, 2000. As of March 31, 2000, the Company is in default under its Consolidated, Amended and Restated Loan Agreement (the "Loan Agreement") dated as of January 2, 2000, which has resulted in approximately $58,886 of debt being classified as current in the accompanying April 2, 2000 balance sheet which otherwise would have been classified as long-term. This has resulted in significant negative working capital. Management's plan is focused on raising additional capital and improving the gross profit of all greenhouse operations as a result of greater production, sales volumes and efficiency at each greenhouse facility.

The Company believes that its $1,457 of cash and cash equivalents as of April 2, 2000, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures and to service its indebtedness through April 2, 2001, provided that the Company's senior lender extends the maturity dates of certain payments under the Company's credit facility and the Company can raise additional capital and resolve its near term cash flow problems. The Company has engaged a financial advisor to assist it in raising additional funds. No assurances can be given that the Company will be able to raise additional capital or that the Company's creditors will not attempt to exercise their legal remedies against the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the thirteen weeks ended April 2, 2000 and April 4, 1999, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the thirteen weeks ended April 2, 2000 and April 4, 1999 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 2, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3. Debt

Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit which was funded in 1999. The maturity date of the term facility is July 31, 2001, with a two-year extension under certain conditions. The line of credit will mature July 31, 2000 with an option to request a one-year extension. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility is payable quarterly in the amount of $5,000 per year with all principal due July 31, 2001. An additional $5,000 payment on the working capital line of credit was due on March 31, 2000. Interest payments on both the term facility and the working capital line were deferred until March 31, 2000. On March 31, 2000, the Company made a $2,500 payment and on April 25, 2000 made a $500 payment on the working capital line of credit, which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement.

4. Joint Venture

In January 2000, the Company, through Agro Dynamics, Inc. ("ADI"), entered into a joint venture agreement ( the "Joint Venture") with Grodan A/S ("Grodan"), a wholly owned subsidiary of Rockwool International A/S, pursuant to which it formed Agro-Dan, Inc., a Delaware corporation, in which ADI owns a 51% interest and Grodan owns a 49% interest. In March 2000, ADI contributed substantially all of its assets and liabilities to the Joint Venture and Grodan assigned to ADI its right to collect approximately $3 million under the distribution agreement with ADI and contributed approximately $83 in cash to the Joint Venture. Grodan and the Joint Venture have entered into a new distribution agreement which has a five year term expiring on December 31, 2004, subject to automatic five year extensions unless either party elects to terminate the agreement upon six months prior written notice. ADI and Grodan have entered into a stockholders agreement which provides that each stockholder has the right to designate 50% of the Joint Venture's Board of Directors, subject to adjustment if their respective ownership interests in the Joint Venture change. Actions by stockholders require the approval of 52% of the outstanding shares of the Joint Venture. If either stockholder wishes to sell its shares in the Joint Venture, these shares must first be offered to the other stockholder.

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

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                              Thirteen Weeks Ended
                                                       April 2, 2000        April 4, 1999
                                                       -------------        -------------
Weighted average common shares outstanding                 12,888              12,619
Dilutive effect of common shares issuable(1)                   --                  --
                                                           ------              ------
Weighted average common shares outstanding
     assuming dilution                                     12,888              11,618
                                                           ======              ======


Common stock purchase warrants and stock options at April 2, 2000 and April 4, 1999 to purchase 1,177,801 and 275,511 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.



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

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends. Comprehensive income is as follows:

                                                                  Thirteen Weeks Ended
                                                            April 2, 2000      April 4, 1999
                                                            -------------      -------------
Net loss                                                        ($2,160)           ($730)
Other comprehensive gain, net of taxes
      Foreign currency translation adjustments                       12               35
      Net unrealized loss on securities  available for               (6)              (2)
                                                               --------            -----
Other comprehensive gain                                              6               33
                                                               --------            -----
Comprehensive loss                                              ($2,154)           ($697)
                                                               ========            =====


7. Segment and geographic information

The Company has two reportable segments: greenhouse tomatoes and biological and agricultural products. The greenhouse tomatoes segment operates six greenhouse facilities in the United States, representing approximately 176 acres of growing capacity. Through these facilities, the Company produces, harvests, packages and distributes premium hydroponic vine-ripened tomatoes. The tomatoes are marketed under the Village Farms(R) and Home Choice(TM) brandnames and sold to retail supermarket chains, dedicated wholesalers, distributors and food service clients throughout the United States.

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

                                                     Thirteen Weeks Ended
Company data by operating segment              April 2, 2000      April 4, 1999
---------------------------------              -------------      -------------
Net revenues
     Greenhouse tomatoes                          $ 13,172          $ 15,159
     Biological and agricultural products            2,477             3,105
                                                  --------          --------
     Total                                        $ 15,649          $ 18,264
                                                  ========          ========
Operating income (loss)
     Greenhouse tomatoes                          $    551          $  1,937
     Biological and agricultural products             (299)             (142)
                                                  --------          --------
     Total                                        $    252          $  1,795
                                                  ========          ========
Company data by geographic segments
-----------------------------------
Net revenues
     United States                                $ 14,441          $ 17,280
     Canada                                          1,208               984
                                                  --------          --------
     Total                                        $ 15,649          $ 18,264
                                                  ========          ========

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        (in thousands, except share data)


EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its consolidated limited partnership (collectively "APD"), Agro Dynamics, Inc. and its 51% owned subsidiary Agro-Dan, Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are primarily engaged in the production, marketing and sale of premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes products for the agricultural and biological industries.

Results of Operations for the thirteen weeks ended April 2, 2000 and April 4, 1999.

The Company's two reportable segments are comprised of (1) greenhouse tomatoes and (2) biological and agricultural products.

The Company's net revenues decreased by $2,615 or 14% to $15,649 for the thirteen weeks ended April 2, 2000 from $18,264 for the thirteen weeks ended April 4, 1999. This decrease was due to decreases in product sales in the greenhouse tomato market of $1,987 and decreases in the biological and agricultural products market of $628.

The following table sets forth the Company's net revenues by segment for the thirteen weeks ended April 2, 2000 and April 4, 1999:

                                                                               Thirteen Weeks Ended
                                                               April 2, 2000         April 4, 1999        Change
                                                               -------------         -------------       --------
Greenhouse tomatoes                                               $13,172              $15,159           ($1,987)
Biological and agricultural products                                2,477                3,105              (628)
                                                                 --------              -------           -------
Total                                                             $15,649              $18,264           ($2,615)
                                                                  ========             =======           =======


Net revenue decreases for the greenhouse tomato segment were primarily due to the reduction of product sales from contract growers.

Net revenue decreases for the biological and agricultural products market were primarily due to the sale of its postharvest equipment division on February 2, 1999. Sales of the postharvest equipment division decreased $344 to $0 for the thirteen weeks ended April 2, 2000 from $344 for the thirteen weeks ended April 4, 1999. The Company's sales of coating products decreased $444 or 84% to $82 for the thirteen weeks ended April 2, 2000 from $526 for the thirteen weeks ended April 4, 1999. The coating products division sold all its assets except its BioSave(R) biofungicide products and technology to Pace International LLC in November 1999.

Cost of revenues increased $137 or 1% to $12,976 for the thirteen weeks ended April 2, 2000 from $12,839 for the thirteen weeks ended April 4, 1999, primarily due to higher utility costs.

Gross profit on net revenues decreased $2,752 or 51% to $2,673 for the thirteen weeks ended April 2, 2000 from a gross profit of $5,425 for the thirteen weeks ended April 4, 1999. Gross profit percentage on net revenues decreased 13% to 17% for the thirteen weeks ended April 2, 2000 from 30% for the thirteen weeks ended April 4, 1999. Both gross profit on net revenues and gross profit percentage on net revenues decreased primarily as a result of less than anticipated production yields in the tomato segment resulting in fixed production costs being allocated over fewer units and lower than expected market prices.

Selling, general and administrative expenses decreased $1,209 or 33% to $2,421 for the thirteen weeks ended April 2, 2000 from $3,630 for the thirteen weeks ended April 4, 1999, primarily due to the cost containment of administrative expenses.

Operating income decreased $1,543 or 86% to $252 for the thirteen weeks ended April 2, 2000 compared to $1,795 for the thirteen weeks ended April 4, 1999. The decrease in operating income resulted primarily from a decrease of $2,752 in gross profit for the thirteen weeks ended April 2, 2000, partially offset by a $1,209 decrease in operating expenses.

Other expenses decreased by $117 to $2,467 for the thirteen weeks ended April 2, 2000, compared to $2,584 the thirteen weeks ended April 4, 1999, primarily due to decreased interest expenses.

The Company's net loss increased $1,430 or $0.11 per basic and diluted share to a net loss of $2,160 or $0.17 per diluted share for the thirteen weeks ended April 2, 2000 compared to net loss of $730 or $0.06 per diluted share for the thirteen weeks ended April 4, 1999.

The Company's EBITDA decreased $1,846 to $1,693 for the thirteen weeks ended April 2, 2000 from $3,539 for the thirteen weeks ended April 4, 1999. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Liquidity and Capital Resources

The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, investment income and the sale of certain assets.

The Company continues to experience a significant liquidity shortfall primarily due to weak market pricing. The Company has also delayed payments to vendors; however, the Company has structured extended terms with certain vendors and has substantially paid most other vendors whose payments were delayed. In addition, the Company is in default under the Consolidated, Amended and Restated Loan Agreement dated as of January 2, 2000 with its lender CoBank, ACB ("CoBank").

The Company's management has been in close contact with major suppliers and its lenders, and the parties are working cooperatively together to manage this cash flow shortfall. Although the Company's liquidity position is currently manageable, the cash shortfall will remain until additional capital is raised. No assurance can be given that the Company will be able to raise additional capital or that the Company's creditors will not attempt to enforce legal remedies available to them.

Cash and cash equivalents were $1,457 at April 2, 2000 compared to $1,246 at January 2, 2000. Cash provided by operating activities totaled $4,253 for the thirteen weeks ended April 2, 2000 and principally consisted of a decrease in accounts receivable of $2,266 and inventory of $630 and an increase in accounts payable and accrued expenses of $2,061 and depreciation and amortization of $1,331, partially offset by a net loss of $2,160. Cash used in financing activities totaled $3,907 for the thirteen weeks ended April 2, 2000, which consisted of net payments under lines of credit of $3,872 and payments of long-term debt of $35. Cash used in investment activities for the thirteen weeks ended April 2, 2000 totaled $128, which consisted principally of the purchase of property and equipment of $128. The Company's current liabilities exceeded its current assets by $73,743 (which includes $58,886 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain defaults under its credit facility with CoBank) and its current ratio was 0.16 to 1, at April 2, 2000 compared to 0.18 to 1, respectively, at January 2, 2000.

Debt and capital leases decreased by $3,907 to $87,754 at April 2, 2000 compared to $91,661 at January 2, 2000. The decrease was attributable to payments of $2,500 to the working capital line of credit with CoBank, $1,310 to line of credit with Century Business Credit and $97 on capital leases.

The Company believes that its $1,457 of cash and cash equivalents as of April 2, 2000, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through April 2, 2001, provided that CoBank extends the maturity dates of certain payments under the Loan Agreement and the Company can resolve its short term cash flow shortfall by raising additional capital. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 2000, current debt obligations and expected growth after April 2, 2001. The Company is currently attempting to raise debt and/or equity financing. No assurance can be given that the Company will be able to complete the refinancing or that the Company's creditors will not attempt to enforce legal remedies available to them. This raises substantial doubt about the ability of the Company to continue as a going concern.

Year 2000 Compliance

Since entering the Year 2000 ("Y2K"), the Company has not experienced any significant disruptions to its business either directly or by reason of Y2K related problems affecting the Company's customers or suppliers. The Company will continue to monitor its critical IT and non-IT systems over the next several months, but does not anticipate any significant Y2K impact on its business.

Quantitative and Qualitative Disclosure about Market Risk

There has been no material change in market risk since January 2, 2000.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceeding

Smalley v. EcoScience Corporation, et al. In April 2000, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company, APD, the individuals who served on the Company's Board of Directors at the time of the merger transaction pursuant to which the Company acquired ADP (the "Merger") and the shareholders of APD prior to the Merger by William F. Smalley, Jr. on his own behalf and on behalf of persons and entities who were shareholders of the Company on July 31, 1998 and/or at the time of the Merger. The plaintiff alleges, among other things, that the Proxy Statement distributed by the Company in connection with the Merger omitted material information regarding the financial performance of APD, and asserts the defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rules 10b-5 and 14a-9 promulgated thereunder. The plaintiff, who is seeking damages in an unspecified amount, also alleges that the Company's Board of Directors breached its fiduciary duty to shareholders and seeks to impose liability on the individual defendants under Section 20(a) of the Exchange Act and, in the case of the APD shareholders, Section 20A(a) of the Exchange Act. The Company believes that the plaintiff's allegations are without merit and intends to vigorously contest the matter.

Joannidi v. EcoScience Corporation, et al. In April 2000, Harold A. Joannidi, the former Vice President, Secretary and Corporate Controller of the Company, filed an action in the Superior Court of New Jersey, Law Division, Middlesex County against the Company and its Board of Directors in which he alleges that the Company's President directed him to fraudulently and illegally change the Company's Securities and Exchange Commission filings and that his employment was terminated in violation of the New Jersey Conscientious Employee Protection Act. Mr. Joannidi, who is seeking equitable, compensatory, punitive and liquidated damages in unspecified amounts, as well as injunctive relief, also asserts claims for violations of common law public policy, age discrimination, fraud, beach of good faith and fair dealing, intentional interference with contractual relations and/or prospective economic advantage and intentional infliction of emotional distress. The Company believes that Mr. Joannidi's claims are without merit and intends to vigorously defend this action.

Item 3. Defaults Upon Senior Securities

The Company's wholly owned subsidiary, Village Farms, L.P. is in default under the Consolidated, Amended and Restated Loan Agreement. As a result of this default, the lender has the right to accelerate the payment of all amounts outstanding under the facility.

Item 6. Exhibits and Reports on Form 8-K

(i) Exhibits

27 Financial Data Schedule as of and for the Thirteen Weeks Ended April 2, 2000

(ii) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ECOSCIENCE CORPORATION
                                       Registrant




May 15, 2000                           /s/  Kenneth S. Hollander
                                       -------------------------
                                       Kenneth S. Hollander
                                       Senior Vice President and Chief
                                       Financial Officer  (Principal Financial
                                       and Accounting Officer)

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit
Number        Exhibit Description
-------       -------------------

27            Financial Data Schedule as of and for the Thirteen Weeks
              Ended April 2, 2000