Form 10-Q
period 2000-07-02
ECOSCIENCE CORP/DE
filed 2000-08-16
CIK 882259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED
                                  JULY 2, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934 FOR  THE TRANSITION PERIOD FROM          to          .
                                                          ---------  ----------


                             Commission File Number
                                     0-19746
                             ----------------------

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

                 17 Christopher Way, Eatontown, New Jersey 07724
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (732) 676-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 2000, the issuer had outstanding 12,887,882 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

                     EcoScience Corporation and Subsidiaries
                           Consolidated Balance Sheets

                       (In thousands, except share data)

                                                                                July 2, 2000     January 2, 2000
                                                                                ------------     ---------------
Assets                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $   826            $ 1,246
  Accounts receivable, less reserves of $480
      at July 2, 2000 and $806 at January 2, 2000, respectively                      4,195              7,672
  Inventories                                                                        3,465              7,317
  Other current assets                                                                 610                487
                                                                                   -------            -------
    Total current assets                                                             9,096             16,722
                                                                                   -------            -------
Property and equipment, net                                                         54,788             56,941
Intangible assets, net                                                               5,167              5,314
Other noncurrent assets                                                              1,774              2,420
                                                                                   -------            -------
    Total assets                                                                   $70,825            $81,397
                                                                                   =======            =======

Liabilities and Stockholders' Deficit

Current liabilities:
  Short-term borrowings                                                            $11,288            $16,094
  Current maturities of long-term debt                                              59,177             59,005
  Current obligations under capital leases                                              58                 49
  Accounts payable                                                                   6,091              8,433
  Accrued expenses and other current liabilities                                    13,230              9,087
                                                                                   -------            -------
    Total current liabilities                                                       89,844             92,668
                                                                                   -------            -------
Noncurrent liabilities:
  Long-term debt, less current maturities                                           15,984             16,191
  Obligations under capital leases                                                     287                322
  Other long-term liabilities                                                          787                787
                                                                                   -------            -------
    Total liabilities                                                              106,902            109,968
                                                                                   -------            -------
Minority interest                                                                    2,892                  -
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       333,333 issued and outstanding at July 2, 2000 and January 2, 2000                3                  3
  Common stock, $0.01 par value, 100,000,000 shares authorized; 12,887,882
       issued and outstanding at July 2, 2000 and January 2, 2000                      129                129
  Additional paid-in-capital                                                        55,662             55,662
  Accumulated deficit                                                              (94,728)           (84,372)
  Accumulated other comprehensive (loss) income                                        (35)                 7
                                                                                   -------            -------
    Total stockholders' deficit                                                    (38,969)           (28,571)
                                                                                   -------            -------
Total liabilities and stockholders' deficit                                        $70,825            $81,397
                                                                                   =======            =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statements of Operations

                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                               July 2, 2000        July 4, 1999      July 2, 2000     July 4, 1999
                                               ------------        ------------      ------------     ------------
Net revenues                                      $12,673            $14,432            $28,322          $32,696
Cost of revenues                                   15,962             18,518             28,938           31,357
                                                  -------            -------            -------          -------
Gross (loss) profit                                (3,289)            (4,086)              (616)           1,339
                                                  -------            -------            -------          -------
Operating expenses:
  Selling, general and administrative               2,433              3,146              4,854            6,776
  Impairment charge                                     0                654                  0              654
                                                  -------            -------            -------          -------
      Total operating expenses                      2,433              3,800              4,854            7,430
                                                  -------            -------            -------          -------
Operating loss                                     (5,722)            (7,886)            (5,470)          (6,091)
                                                  -------            -------            -------          -------
Other (expense) income:
  Interest, net                                    (2,570)            (2,421)            (5,146)          (5,092)
  Other, net                                          (19)               263                 90              350
                                                  -------            -------            -------          -------
      Total other expense, net                     (2,589)            (2,158)            (5,056)          (4,742)
                                                  -------            -------            -------          -------
Loss before taxes and minority interest            (8,311)           (10,044)           (10,526)         (10,833)
Provision for income taxes                             10                  2                 25                5
                                                  -------            -------            -------          -------
Loss before minority interest                      (8,321)           (10,046)           (10,551)         (10,838)
Minority interest                                     125                 90                195              152
                                                  -------            -------            -------          -------
Net loss                                          ($8,196)           ($9,956)          ($10,356)        ($10,686)
                                                  =======            =======            =======          =======

Loss per share:

Basic and Diluted:
Loss per share                                     ($0.63)            ($0.79)            ($0.80)          ($0.85)
                                                  =======            =======            =======          =======
Weighted average basic shares outstanding          12,888             12,619             12,888           12,619
                                                  =======            =======            =======          =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows

                                 (In thousands)
                                   (Unaudited)

                                                                            Twenty-six Weeks Ended
                                                                        July 2, 2000       July 4, 1999
                                                                        ------------       ------------
Cash flows from operating activities:
    Net loss                                                              ($10,356)          ($10,686)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                     3,260              3,172
           Minority interest in limited partnerships                          (195)              (152)
           Foreign exchange gain                                                (3)               (33)
           Loss on sales of assets                                               -                  7
           Impairment charge                                                     -                654
           Changes in current assets and liabilities:
                Accounts receivable, net                                     3,477              2,390
                Inventories                                                  3,852              4,425
                Other current assets                                          (123)               641
                Other noncurrent assets                                        (68)              (237)
                Accounts payable and accrued expenses                        4,889                720
                Other noncurrent liabilities                                     -                 (1)
                                                                          --------           --------
            Net cash provided by operating activities:                       4,733                900
                                                                          --------           --------
Cash flows from investment activities:
    Purchases of property and equipment                                       (244)              (661)
    Proceeds from sale of assets                                                 -              2,266
    Proceeds from sale of short-term investments                                 -                127
                                                                          --------           --------
             Net cash (used in) provided by investing activities              (244)             1,732
                                                                          --------           --------
Cash flows from financing activities:
    Net payment under line of credit                                        (4,806)            (1,297)
    Payments on long-term debt and capital leases                              (61)            (1,665)
                                                                          --------           --------
             Net cash used in financing activities                          (4,867)            (2,962)
                                                                          --------           --------
    Effects of exchange rates on cash balances                                 (42)                76
Decrease in cash and cash equivalents                                         (420)              (254)
Cash and cash equivalents at beginning of period                             1,246              1,095
                                                                          --------           --------
Cash and cash equivalents at end of period                                $    826           $    841
                                                                          ========           ========


Supplemental cash flow information
Cash paid for:
Interest                                                                       114                    3,739
Income taxes                                                                    25                        5

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 2, 2000 and July 4, 1999

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

The Company has suffered losses resulting in an accumulated deficit of $94,728 as of July 2, 2000. As of July 2, 2000, the Company is in default under its Consolidated, Amended and Restated Loan Agreement (the "Loan Agreement") dated as of January 2, 2000, which has resulted in approximately $53,886 of debt being classified as current in the accompanying July 2, 2000 balance sheet which otherwise would have been classified as long-term. This has resulted in significant negative working capital. Management's plan is focused on raising additional capital and improving the gross profit of all greenhouse operations as a result of greater production, sales volumes and efficiency at each greenhouse facility.

The Company believes that its $826 of cash and cash equivalents as of July 2, 2000, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures and to service its indebtedness through July 2, 2001, provided that the Company's senior lender extends the maturity dates of certain payments under the Company's credit facility and the Company can raise additional capital and resolve its near term cash flow problems. The Company has engaged a financial advisor to assist it in raising additional funds. No assurances can be given that the Company will be able to raise additional capital or that the Company's creditors will not attempt to exercise their legal remedies against the Company.

As of June 23, 2000 the operating agreement between Village Farms, L.P. ("Village Farms") and Greenhost, Inc. ("Greenhost") pursuant to which the company leased and operated its Virginia greenhouse facility terminated. Village Farms and Greenhost are in the process of finalizing the terms of a management services agreement where Village Farms will manage the Virginia greenhouse and will market the tomatoes produced under the Village Farms(R) brand name for a term of approximately one year. Village Farms will not record any revenues or expenses related to the sale of this product and will be paid a monthly management fee for its services.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the twenty-six weeks ended July 2, 2000 and July 4, 1999, in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the twenty-six weeks ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 2, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3. Debt

Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit which was funded in 1999. The maturity date of the term facility is July 31, 2001, with a two-year extension under certain conditions. The line of credit matured July 31, 2000. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility is payable quarterly in the amount of $5,000 per year with all principal due July 31, 2001. A $5,000 principal payment on the working capital line of credit was due on March 31, 2000. Principal payments on the term loan of $1,500 and $1,000 were due March 31, 2000 and June 30, 2000 respectively. On March 31, 2000, the Company made a $2,500 payment and on April 25, 2000 made a $500 payment on the working capital line of credit, which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement. No other interest or principal payments have been made to CoBank. CoBank has not elected to exercise remedies against the Company. The Company is in the process of seeking replacement financing with a new lender. No assurance can be given that the replacement financing will be found.

4. Joint Venture

In January 2000, the Company, through Agro Dynamics, Inc. ("ADI"), entered into a joint venture agreement (the "Joint Venture") with Grodan A/S ("Grodan"), a wholly owned subsidiary of Rockwool International A/S, pursuant to which it formed Agro-Dan, Inc., a Delaware corporation, in which ADI owns a 51% interest and Grodan owns a 49% interest. In March 2000, ADI contributed substantially all of its assets and liabilities to the Joint Venture and Grodan assigned to ADI its right to collect approximately $3 million under the distribution agreement with ADI and contributed approximately $83 in cash to the Joint Venture. Grodan and the Joint Venture have entered into a new distribution agreement which has a five year term expiring on December 31, 2004, subject to automatic five year extensions unless either party elects to terminate the agreement upon six months prior written notice. ADI and Grodan have entered into a stockholders agreement which provides that each stockholder has the right to designate 50% of the Joint Venture's Board of Directors, subject to adjustment if their respective ownership interests in the Joint Venture change. Actions by stockholders require the approval of 52% of the outstanding shares of the Joint Venture. If either stockholder wishes to sell its shares in the Joint Venture, these shares must first be offered to the other stockholder.

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

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                        Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                    July 2, 2000     July 4, 1999      July 2, 2000     July 4, 1999
                                                    ------------     ------------      ------------     ------------
Weighted average common shares outstanding             12,888           12,619            12,888           12,619
Dilutive effect of common shares issuable(1)                -                -                 -                -
                                                       ------           ------            ------           ------
Weighted average common shares outstanding
     assuming dilution                                 12,888           12,619            12,888           12,619
                                                       ======           ======            ======           ======

-----------
(1) Common stock purchase warrants and stock options at July 2, 2000 and July 4, 1999 to purchase 1,173,251 and 357,621 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.

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

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends. Comprehensive income is as follows:

                                                          Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                    July 2, 2000        July 4, 1999     July 2, 2000       July 4, 1999
                                                    ------------        ------------     ------------       ------------
Net loss                                              ($8,196)             ($9,956)       ($10,356)            ($10,686)
Other comprehensive (loss) gain, net of taxes
      Foreign currency translation adjustments            (35)                  43             (42)                 76
                                                      -------              -------        --------             --------
Other comprehensive (loss) gain                           (35)                  43             (42)                 76
                                                      -------              -------        --------             --------
Comprehensive loss                                    ($8,231)             ($9,913)       ($10,398)            ($10,610)
                                                      =======              =======        ========             ========


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

                                                   Thirteen Weeks Ended               Twenty-six Weeks Ended
Company data by operating segment             July 2, 2000       July 4, 1999    July 2, 2000        July 4, 1999
---------------------------------             ------------       ------------    ------------        ------------
Net revenues
     Greenhouse tomatoes                         $10,268            $11,933        $23,440             $27,092
     Biological and agricultural products          2,405              2,499          4,882               5,604
                                                 -------            -------        -------             -------
     Total                                       $12,673             14,432        $28,322             $32,696
                                                 =======            =======        =======             =======
Operating (loss) income
     Greenhouse tomatoes                         ($5,971)           ($6,956)       ($5,420)            ($5,019)
     Biological and agricultural products            249               (930)           (50)             (1,072)
                                                 -------            -------        -------             -------
     Total                                       ($5,722)           ($7,886)       ($5,470)            ($6,091)
                                                 =======            =======        =======             =======
Company data by geographic segments
-----------------------------------
Net revenues
     United States                               $11,563            $13,521        $26,004             $30,801
     Canada                                        1,110                911          2,318               1,895
                                                 -------            -------        -------             -------
     Total                                       $12,673            $14,432        $28,322             $32,696
                                                 =======            =======        =======             =======

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

Results of Operations for the thirteen weeks ended July 2, 2000 and July 4, 1999.

The Company's two reportable segments are comprised of (1) greenhouse tomatoes and (2) biological and agricultural products.

The Company's net revenues decreased by $1,759 or 12% to $12,673 for the thirteen weeks ended July 2, 2000 from $14,432 for the thirteen weeks ended July 4, 1999. This decrease was due to a decrease in product sales in the greenhouse tomato market of $1,665 and a decrease in the biological and agricultural products market of $94.

The following table sets forth the Company's net revenues by segment for the thirteen weeks ended April 2, 2000 and April 4, 1999:

                                                  Thirteen Weeks Ended
                                             July 2, 2000         July 4, 1999         Change
                                             ------------         ------------        ---------
Greenhouse tomatoes                             $10,268              $11,933           ($1,665)
Biological and agricultural products              2,405                2,499               (94)
                                                -------              -------           -------
Total                                           $12,673              $14,432           ($1,759)
                                                =======              =======           =======

Net revenue decreases for the greenhouse tomato segment were primarily due to the reduction of product sales from the closing of the Wheatfield greenhouse and the decrease in product sales from contract growers.

Net revenue decreases for the biological and agricultural products market were primarily due to a decrease in the Company's sales of coating products of $289 or 77% to $84 for the thirteen weeks ended July 2, 2000 from $373 for the thirteen weeks ended July 4, 1999. The coating products division sold all its assets except its BioSave(R) biofungicide products and technology to Pace International LLC in November 1999. This decrease was partially offset by the increased sales of AGRO.

Cost of revenues decreased $2,556 or 14% to $15,962 for the thirteen weeks ended July 2, 2000 from $18,518 for the thirteen weeks ended July 4, 1999, primarily due to the decrease of product sales in the tomato segment.

Gross loss on net revenues decreased $797 or 20% to ($3,289) for the thirteen weeks ended July 2, 2000 from a gross loss of ($4,086) for the thirteen weeks ended July 4, 1999. Gross profit percentage on net revenues increased 2% to (26%) for the thirteen weeks ended July 2, 2000 from (28%) for the thirteen weeks ended July 4, 1999. Both gross profit on net revenues and gross profit percentage on net revenues increased primarily as a result of a decrease in the cost of revenues.

Selling, general and administrative expenses decreased $713 or 23% to $2,433 for the thirteen weeks ended July 2, 2000 from $3,146 for the thirteen weeks ended July 4, 1999, primarily due to measures taken by management to contain general and administrative expenses.

An impairment charge of $654 was recorded in the thirteen weeks ended July 4, 1999, related to the Company's sale of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the sale price.

Operating loss decreased $2,164 or 27% to ($5,722) for the thirteen weeks ended July 2, 2000 compared to a loss of ($7,886) for the thirteen weeks ended July 4, 1999. The decrease in operating loss resulted primarily from an decrease of $797 in gross loss, a decrease of selling, general and administrative expenses by $713 and a decrease in impairment charge of $654 for the thirteen weeks end July 2, 2000.

Other expenses increased by $431 to $2,589 for the thirteen weeks ended July 2, 2000, compared to $2,158 the thirteen weeks ended July 4, 1999, primarily due to a decrease in other income of $282 and an increase in interest expense of $149.

The Company's net loss decreased $1,760 or $0.16 per basic and diluted share to a net loss of $8,196 or $0.63 per basic and diluted share for the thirteen weeks ended July 2, 2000 compared to net loss of $9,956 or $0.79 per basic and diluted share for the thirteen weeks ended July 4, 1999.

The Company's EBITDA increased $1,659 to ($4,306) for the thirteen weeks ended July 2, 2000 from ($5,965) for the thirteen weeks ended July 4, 1999. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Results of Operations for the twenty-six weeks ended July 2, 2000 and July 4, 1999

The Company's net revenues decreased by $4,374 or 13% to $28,322 for the twenty-six weeks ended July 2, 2000 from $32,696 for the twenty-six weeks ended July 4, 1999. This decrease was primarily due to a decrease in product sales in the greenhouse tomato market of $3,652 and a decrease in the biological and agricultural products market of $722.

The following table sets forth the Company's net revenues by segment for the twenty-six weeks ended July 2, 2000 and the twenty-six weeks ended July 4, 1999:

                                                   Twenty-six Weeks Ended
                                              July 2, 2000       July 4, 1999       Change
                                              ------------       ------------      --------
Tomatoes                                         $23,440           $27,092         ($3,652)
Biological and Agricultural Products              $4,882             5,604            (722)
                                                 -------           -------         -------
Total                                            $28,322           $32,696         ($4,374)
                                                 =======           =======         =======

Net revenue decreases for the greenhouse tomato segment were primarily due to the reduction of product sales from the closing of the Wheatfield greenhouse and the decrease in product from contract growers.

Net revenue decreases for the biological and agricultural products market were primarily due to a decrease in the Company's sales of coating products of $733 or 82% to $166 for the twenty-six weeks ended July 2, 2000 from $899 for the twenty-six weeks ended July 4, 1999. The Company's coating product division sold all of its assets except its BioSave(R) biofungicide products and technology to Pace International LLC in November 1999.

Cost of revenues decreased $2,419 or 8% to $28,938 for the twenty-six weeks ended July 2, 2000 from $31,357 for the twenty-six weeks ended July 4, 1999, primarily due to the decrease of product sales in the tomato segment.

Gross (loss) profit on net revenues decreased $1,955 to ($616) for the twenty-six weeks ended July 2, 2000 from a gross profit of $1,339 for the twenty-six weeks ended July 4, 1999, primarily as a result of the decrease in net revenues from the tomato segment. Gross profit percentage on net revenues decreased 6% to (2%) for the twenty-six weeks ended July 2, 2000 from 4% for the twenty-six weeks ended July 4, 1999.

Selling, general and administrative expenses decreased $1,922 or 28% to $4,854 for the twenty-six weeks ended July 2, 2000 from $6,776 for the twenty-six weeks ended July 4, 1999, primarily due to the cost containment of administrative expenses.

An impairment charge of $654 was recorded in the twenty-six weeks ended July 4, 1999, related to the Company's sale of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the sale price.

Operating loss decreased $621 or 10% to ($5,470) for the twenty-six weeks ended July 2, 2000 compared to ($6,091) for the twenty-six weeks ended July 4, 1999. The decrease in operating loss resulted primarily from an decrease of $2,576 in operating expenses for the twenty-six weeks ended July 4, 1999, partially offset by a $1,955 decrease in gross profit.

Other expenses increased by $314 to $5,056 for the twenty-six weeks ended July 2, 2000, compared to $4,742 for the twenty-six weeks ended July 4, 1999, primarily due to decreased in other income of $260 and a increase of $54 in interest expenses.

The Company's net loss decreased $330 or $0.05 per basic and diluted share to a net loss of $10,356, or $0.80 per basic and diluted share for the twenty-six weeks ended July 2, 2000 compared to net loss of $10,686 or $0.85 per basic and diluted share for the twenty-six weeks ended July 4, 1999.

The Company's EBITDA decreased $196 to ($2,613) for the twenty-six weeks ended July 2, 2000 from ($2,417) for the twenty-six weeks ended July 4, 1999. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

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

Cash and cash equivalents were $826 at July 2, 2000 compared to $1,246 at January 2, 2000. Cash provided by operating activities totaled $4,733 for the twenty-six weeks ended July 2, 2000 and principally consisted of a decrease in accounts receivable of $3,477 and inventory of $3,852 and an increase in accounts payable and accrued expenses of $4,889 and depreciation and amortization of $3,260, partially offset by a net loss of $10,356. Cash used in financing activities totaled $4,867 for the twenty-six weeks ended July 2, 2000, which consisted of net payments under lines of credit of $4,806 and payments of long-term debt and capital leases of $61. Cash used in investment activities for the thirteen weeks ended July 2, 2000 totaled $244, which consisted of the purchase of property and equipment. The Company's net working deficit is $80,748 (which includes $53,886 of senior debt classified as current, which otherwise would have been classified as long-term had the Company not had certain defaults under its credit facility with CoBank) and its current ratio was 0.10 to 1, at July 2, 2000 compared to 0.18 to 1, at January 2, 2000.

Debt and capital leases decreased by $4,867 to $86,794 at July 2, 2000 compared to $91,661 at January 2, 2000. The decrease was attributable to payments of $3,000 to the working capital line of credit with CoBank, $1,682 to line of credit with Century Business Credit, $160 to notes payable and $25 on capital leases.

The Company believes that its $826 of cash and cash equivalents as of April 2, 2000, along with borrowings and revenues from product sales, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through July 2, 2001, provided that CoBank extends the maturity dates of certain payments under the Loan Agreement and the Company can resolve its short term cash flow shortfall by raising additional capital. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 2000, current debt obligations and expected growth after July 2, 2001. The Company is currently attempting to raise debt and/or equity financing. No assurance can be given that the Company will be able to complete the refinancing or that the Company's creditors will not attempt to enforce legal remedies available to them. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

Joannidi v. EcoScience Corporation, et al. In April 2000, Harold A. Joannidi, the former Vice President, Secretary and Corporate Controller of the Company, filed an action in the Superior Court of New Jersey, Law Division, Middlesex County against the Company and its Board of Directors in which he alleges that the Company's President directed him to fraudulently and illegally change the Company's Securities and Exchange Commission filings and that his employment was terminated in violation of the New Jersey Conscientious Employee Protection Act. Mr. Joannidi, who is seeking equitable, compensatory, punitive and liquidated damages in unspecified amounts, as well as injunctive relief, also asserts claims for violations of common law public policy, age discrimination, fraud, breach of good faith and fair dealing, intentional interference with contractual relations and/or prospective economic advantage and intentional infliction of emotional distress. The Company believes that Mr. Joannidi's claims are without merit and intends to vigorously defend this action.

Item 3.  Defaults Upon Senior Securities

The Company's wholly owned subsidiary, Village Farms, L.P. is in default under the Consolidated, Amended and Restated Loan Agreement as a result of its failure to make payments of approximately $14,818 in principal and interest under the terms of the agreement. As a result of this default, the lender has the right to accelerate the payment of all amounts outstanding under the facility. As of July 2, 2000 principal of $69,286 was outstanding under the facility.

Item 5.  Other Information

As of June 23, 2000 the operating agreement between Village Farms, L.P. ("Village Farms") and Greenhost, Inc. ("Greenhost") pursuant to which the company leased and operated its Virginia greenhouse facility terminated. Village Farms and Greenhost are in the process of finalizing the terms of a management services agreement where Village Farms will manage the Virginia greenhouse and will market the tomatoes produced under the Village Farms(R) brand name for a term of approximately one year. Village Farms will not record any revenues or expenses related to the sale of this product and will be paid a monthly management fee for its services.


Item 6.  Exhibits and Reports on Form 8-K

(i) Exhibits

27 Financial Data Schedule as of and for the Twenty-six Weeks Ended July 2, 2000

(ii) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ECOSCIENCE CORPORATION
                                        Registrant




August 15, 2000                         /s/  Kenneth S. Hollander
                                        ----------------------------------------
                                        Kenneth S. Hollander
                                        Senior Vice President and Chief
                                        Financial Officer  (Principal Financial
                                        and Accounting Officer)

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit
Number     Exhibit Description
-------    --------------------
27         Financial Data Schedule as of and for the Twenty-six Weeks Ended
           July 2, 2000