Form 10-Q
period 2000-10-01
ECOSCIENCE CORP/DE
filed 2000-11-16
CIK 882259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

                                 (732) 676-3000
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2000, the issuer had outstanding 12,887,882 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

                     EcoScience Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                              October 1, 2000        January 2, 2000
                                                                              ---------------        ---------------
                                                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                                                          $72                     $997
  Accounts receivable, less reserves of $300
      at October 1, 2000 and $636 at January 2, 2000, respectively                   984                    5,162
  Inventories                                                                      3,978                    6,471
  Other current assets                                                               757                      393
                                                                               ---------                 --------
    Total current assets                                                           5,791                   13,023
                                                                               ---------                 --------

Property and equipment, net                                                       54,004                   57,342
Intangible assets, net                                                             4,781                    4,982
Other noncurrent assets                                                            1,338                    2,402
                                                                               ---------                 --------
    Total assets                                                                 $65,914                  $77,749
                                                                               =========                 ========

Liabilities and Stockholders' Deficit

Current liabilities:
  Short-term borrowings                                                          $10,800                  $13,646
  Current maturities of long-term debt                                            58,860                   59,005
  Current obligations under capital leases                                            59                       49
  Accounts payable                                                                 4,667                    5,104
  Accrued expenses and other current liabilities                                  14,636                    8,444
  Net liabilities of discontinued operations                                       3,255                    2,772
                                                                               ---------                 --------
    Total current liabilities                                                     92,277                   89,020
                                                                               ---------                 --------

Noncurrent liabilities:
  Long-term debt, less current maturities                                         15,934                   16,191
  Obligations under capital leases                                                   274                      322
  Other long-term liabilities                                                        785                      787
                                                                               ---------                 --------
    Total liabilities                                                            109,270                  106,320
                                                                               ---------                 --------

Minority interest                                                                      -                        -
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.01 par value, 10,000,000 shares authorized;
       333,333 issued and outstanding at October 1, 2000 and January 2, 2000           3                        3
  Common stock, $0.01 par value, 100,000,000 shares authorized; 12,887,882
       issued and outstanding at October 1, 2000 and January 2, 2000                 129                      129
  Additional paid-in-capital                                                      55,662                   55,662
  Accumulated deficit                                                            (99,083)                 (84,372)
  Accumulated other comprehensive (loss) income                                      (67)                       7
                                                                               ---------                 --------
    Total stockholders' deficit                                                  (43,356)                 (28,571)
                                                                               ---------                 --------
Total liabilities and stockholders' deficit                                      $65,914                  $77,749
                                                                               =========                 ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                                 October 1, 2000      October 3, 1999       October 1, 2000        October 3, 1999
                                                 ---------------      ---------------       ----------------       ----------------
Net revenues                                          $4,467               $4,509               $28,064                $32,505
Cost of revenues                                       5,100                7,552                30,530                 35,616
                                                     -------              -------               -------                -------
Gross (loss) profit                                     (633)              (3,043)               (2,466)                (3,111)
                                                     -------              -------               -------                -------

Operating expenses:
  Selling, general and administrative                  1,419                3,038                 4,732                  8,708
  Impairment charge                                        0                    0                     0                    654
                                                     -------              -------               -------                -------
      Total operating expenses                         1,419                3,038                 4,732                  9,362
                                                     -------              -------               -------                -------

Operating loss                                        (2,052)              (6,081)               (7,198)               (12,473)
                                                     -------              -------               -------                -------

Other (expense) income:
  Interest, net                                       (2,626)              (2,333)               (7,701)                (7,427)
  Other, net                                             246                  531                   336                    785
                                                     -------              -------               -------                -------
      Total other expense, net                        (2,380)              (1,802)               (7,365)                (6,642)
                                                     -------              -------               -------                -------

Loss before taxes and minority interest               (4,432)              (7,883)              (14,563)               (19,115)
Provision for income taxes                                 2                   (4)                   21                      0
                                                     -------              -------               -------                -------
Loss before minority interest                         (4,434)              (7,879)              (14,584)               (19,115)
Minority interest                                          0                  207                     0                    359
                                                     -------              -------               -------                -------

Loss for continuing operations                        (4,434)              (7,672)              (14,584)               (18,756)
Income (loss) from discontinued operations                88                  (85)                 (127)                   313
                                                     -------              -------               -------                -------
Net loss                                             ($4,346)             ($7,757)             ($14,711)              ($18,443)
                                                     =======              =======               =======                =======

Loss per share:

Basic and Diluted:
Loss from continuing operations                       ($0.35)              ($0.60)               ($1.13)                ($1.48)
Income (loss) from discontinued operations             $0.01               ($0.01)               ($0.01)                 $0.02
                                                     -------              -------               -------                -------
Loss per share                                        ($0.34)              ($0.61)               ($1.14)                ($1.46)
                                                     =======              =======               =======                =======
Weighted average basic shares outstanding             12,888               12,619                12,888                 12,619
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

                     EcoScience Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Thirty-nine Weeks Ended
                                                                         October 1, 2000            October 3, 1999
                                                                         ---------------            ---------------
Cash flows from operating activities:
    Net loss                                                                 ($14,711)                  ($18,443)
    Net loss (gain) from discontinued operations                                  127                       (313)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                        4,922                      4,704
           Minority interest in limited partnerships                                -                       (359)
           Loss on sales of assets                                                  -                        (54)
           Impairment charge                                                        -                        654
           Changes in current assets and liabilities:
                Accounts receivable, net                                        4,178                      4,137
                Inventories                                                     2,493                        979
                Other current assets                                             (364)                       439
                Other noncurrent assets                                           (39)                       166
                Accounts payable and accrued expenses                           5,756                     (1,471)
                Other noncurrent liabilities                                       (2)                       (47)
            Net cash provided by (used in) operating activities of
                 contininuing operations                                        2,360                     (9,608)
                                                                             --------                   --------
Cash flows from investment activities:
    Purchases of property and equipment                                          (279)                      (731)
    Proceeds from sale of assets                                                    -                      2,576
    Proceeds from sale of short-term investments                                    -                        127
                                                                             --------                   --------
             Net cash (used in) provided by investing activities                 (279)                     1,972
                                                                             --------                   --------

Cash flows from financing activities:
    Net (payment) borrowings under line of credit                              (3,000)                     7,747
    Payments on long-term debt and capital leases                                (286)                    (1,686)
                                                                             --------                   --------
             Net cash used in financing activities                             (3,286)                     6,061
                                                                             --------                   --------
    Effects of exchange rates on cash balances                                    (74)                        57
Net cash provided by discontinued operations                                      354                      1,430
Decrease in cash and cash equivalents                                            (925)                       (88)
Cash and cash equivalents at beginning of period                                  997                        842
                                                                             --------                   --------
Cash and cash equivalents at end of period                                        $72                       $754
                                                                             ========                   ========

Supplemental cash flow information
----------------------------------
Cash paid for:
Interest                                                                          155                      6,472
Income taxes                                                                       27                          1

        The accompanying notes are an integral part of these consolidated financial statements.

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       October 1, 2000 and October 3, 1999

                        (in thousands, except share data)

                                   (UNAUDITED)

1.  Operations

EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its consolidated limited partnership (collectively "APD"), Agro Dynamics, Inc. ("ADI") and EcoScience Produce Systems Corp. ("EPSC") are primarily engaged in the production, marketing and sale of premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes certain biological products. Until the sale of ADI's 51% interest in Agro-Dan, Inc. on October 2, 2000, the Company marketed and sold products for the agricultural industries.

The Company has suffered losses resulting in an accumulated deficit of $99,083 as of October 1, 2000. As of October 1, 2000, the Company is in default under its Consolidated, Amended and Restated Loan Agreement (the "Loan Agreement") dated as of January 2, 2000. This has resulted in significant negative working capital. Management's plan is focused on raising additional capital and improving the gross profit of all greenhouse operations as a result of greater production, sales volumes and efficiency at each greenhouse facility.

The Company believes that its $72 of cash and cash equivalents as of October 1, 2000, along with borrowings and revenues from product sales and $2,200 of cash proceeds derived from the sale of the Company's 51% interest in Agro-Dan, Inc. in October 2000, will be sufficient to fund the Company's working capital needs, planned capital expenditures and to service its indebtedness through October 1, 2001, provided that the Company's senior lender extends the maturity dates of certain payments under the Company's credit facility and the Company can raise additional capital and resolve its near term cash flow problems. The Company has engaged a financial advisor to assist it in raising additional funds. No assurances can be given that the Company will be able to raise additional capital or that the Company's creditors will not attempt to exercise their legal remedies against the Company.

As of June 23, 2000 the operating agreement between Village Farms, L.P. ("Village Farms") and Greenhost, Inc. ("Greenhost") pursuant to which the company leased and operated its Virginia greenhouse facility terminated. Effective July 1, 2000 Village Farms and Greenhost entered into a management services agreement where Village Farms will manage the Virginia greenhouse and will market the tomatoes produced under the Village Farms(R) brand name for a term of approximately one year. Village Farms will not record any revenues or expenses related to the sale of this product and will be paid a monthly management fee for its services.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Basis of presentation

the accompanying unaudited consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the thirty-nine weeks ended October 1, 2000 and October 3, 1999, in accordance with accounting principles generally accepted in the United States for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements have been condensed or omitted pursuant to such rules and regulations.

The following discussion included in the Results of Operations are based on both continuing operations of the Company as well as the discontinued operations of the Agro-Dan, Inc. division. The financial statements present the Company's Agro-Dan, Inc. division as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business."

The results of operations for the thirty-nine weeks ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 2, 2000, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.  Debt

Effective January 2, 2000, the Company restructured an existing $58,900 term facility with CoBank, ACB ("CoBank") and closed on a new $13,400 working capital line of credit, which was funded in 1999. The maturity date of the term facility is July 31, 2001, with a two-year extension under certain conditions. The line of credit matured July 31, 2000. The interest rate is the CoBank National Variable Rate plus 2%. Principal under the term facility is payable quarterly in the amount of $5,000 per year with all principal due July 31, 2001. A $5,000 principal payment on the working capital line of credit was due on March 31, 2000. Principal payments on the term loan of $1,500 and $1,000 were due March 31, 2000 and June 30, 2000 respectively. On March 31, 2000, the Company made a $2,500 payment and on April 25, 2000 made a $500 payment on the working capital line of credit, which did not satisfy the required principal and interest payments due CoBank on March 31, 2000 and accordingly is in violation of the Loan Agreement. No other interest or principal payments have been made to CoBank. CoBank has not elected to exercise remedies against the Company. The Company is in the process of seeking replacement financing with a new lender. No assurance can be given that the replacement financing will be found.

4.  Sale of assets and Discontinued Operations

In January 2000, the Company, through ADI, entered into a joint venture agreement (the "Joint Venture") with Grodania A/S ("Grodan"), a wholly owned subsidiary of Rockwool International A/S, pursuant to which it formed Agro-Dan, Inc., a Delaware corporation, in which ADI owned a 51% interest and Grodan owned a 49% interest. In March 2000, ADI contributed substantially all of its assets and liabilities to the Joint Venture and Grodan assigned to ADI its right to collect approximately $3 million under the distribution agreement with ADI and contributed approximately $83 in cash to the Joint Venture.

Agro-Dan, Inc. represented primarily all of the Company's biological and agricultural products segment. As a result of the Company's sale of its remaining interest in Agro-Dan, Inc., as discussed below, the Company will cease to operate in that segment.

As of October 2, 2000, the Company sold its 51% interest in the Joint Venture to Grodan for $2.2 million. The Company expects a gain of approximately $5,400 as a result of the transaction. The Company recorded net revenues of $10,671 and a net loss of $42 as a result of the activities of Agro-Dan, Inc. during the fifty-two weeks ended January 2, 2000 and net revenues of $8,422 and a net loss of $127 as a result of the activities of Agro-Dan, Inc. during the thirty-nine weeks ended October 1, 2000. The Company has reported the Agro-Dan, Inc., as discontinued operations in the current and prior period financial statements.

Upon completion of the sale, the Company is primarily a producer, marketer, and distributor of high quality greenhouse grown tomatoes.

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

The following table sets forth a reconciliation of weighted average common shares outstanding to the weighted average common shares assuming dilution:

                                                             Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                                       October 1, 2000    October 3, 1999     October 1, 2000     October 3, 1999
                                                     -----------------    ----------------    ----------------    ----------------
Weighted average common shares outstanding                     12,888              12,619              12,888              12,619
Dilutive effect of common shares issuable (1)                       -                   -                   -                   -
                                                     -----------------    ----------------    ----------------    ----------------
Weighted average common shares outstanding
     assuming dilution                                         12,888              12,619              12,888              12,619
                                                     =================    ================    ================    ================

(1) Common stock purchase warrants and stock options at October 1, 2000 and October 3, 1999 to purchase 1,121,951 and 1,154,221 shares, respectively, were not included in the computation of earnings per share assuming dilution as their effect would be anti-dilutive.

6.  Comprehensive income

Effective January 3, 1999, the Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income", which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive income, representing all changes in stockholders' equity during the period other than changes resulting from the Company's stock and dividends, is as follows:

                                                          Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                   October 1, 2000     October 3, 1999    October 1, 2000       October 3, 1999
Net loss                                                 ($4,356)            ($7,757)          ($14,711)              ($18,443)
Other comprehensive (loss) gain, net of taxes
      Foreign currency translation adjustments               (32)                (19)               (74)                    57
                                                   ---------------    ----------------    ----------------    -----------------
Other comprehensive (loss) gain                              (32)                (19)               (74)                    57
                                                   ---------------    ----------------    ----------------    -----------------
Comprehensive loss                                       ($4,388)            ($7,776)          ($14,785)              ($18,386)
                                                   ===============    ================    ================    =================

7. ECOSCIENCE CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        (in thousands, except share data)


EcoScience Corporation ("EcoScience") and its wholly owned subsidiaries (collectively, the "Company"), Agro Power Development, Inc. and its subsidiaries and consolidated limited partnerships (collectively "APD"), Agro Dynamics, Inc. ("ADI") and Agro Dynamics Canada Inc. (collectively, "AGRO") and EcoScience Produce Systems Corp. ("EPSC") are primarily engaged in the production, marketing and sale of premium grade tomatoes grown in intensive greenhouse facilities. In addition, the Company markets, sells, develops and commercializes certain biological products. Until the sale of ADI's 51% interest in Agro-Dan, Inc. on October 2, 2000, the Company marketed and sold products for the agricultural industries.

Results of Operations for the thirteen weeks ended October 1, 2000
------------------------------------------------------------------
and October 3, 1999
-------------------

Discontinued Operations

As of October 2, 2000, the Company sold its 51% interest in the Joint Venture to Grodan for $2.2 million. The Company expects a gain of approximately $5,400 in the forth quarter, as a result of the transaction. Agro-Dan, Inc. was primarily all of the biological and agricultural products segment and the Company is ceasing operations in that segment.

As a result of this transaction, the net assets, operating results and cashflows of the Company's Agro-Dan, Inc. division, have been classified as discontinued operation within the accompanying consolidated financial statements.

The Company's income from discontinued operations increased $173 or $.02 per basic and diluted share to a income of $88 or $0.01 per basic and diluted share for the thirteen weeks ended October 1, 2000 compared to loss of $85 or $0.01 per basic and diluted share for the thirteen weeks ended October 3, 1999.

Continuing Operations

Upon completion of the sale, the Company is primarily a producer, marketer, and distributor of high quality greenhouse grown tomatoes.

The Company's net revenues decreased by $42 or 1% to $4,467 for the thirteen weeks ended October 1, 2000 from $4,509 for the thirteen weeks ended October 3, 1999. This decrease in sales of coating products was $215 or 49% to $116 for the thirteen weeks ended October 1, 2000 from $437 for the thirteen weeks ended October 3, 1999. The coating products division sold all its assets except its BioSave(R) biofungicide products and technology to Pace International LLC in November 1999, partially offset by revenue increase for the greenhouse tomatoes.

Cost of revenues decreased $2,452 or 32% to $5,100 for the thirteen weeks ended October 1, 2000 from $7,552 for the thirteen weeks ended October 3, 1999, primarily due the successful implementation of various cost containment initiatives throughout the greenhouse production area.

Gross loss on net revenues decreased $2,410 or 79% to $633 for the thirteen weeks ended October 1, 2000 from a gross loss of $3,043 for the thirteen weeks ended October 3, 1999. Gross profit percentage on net revenues increased to (14%) for the thirteen weeks ended October 1, 2000 from (67%) for the thirteen weeks ended October 3, 1999. Both gross profit on net revenues and gross profit percentage on net revenues increased primarily as a result of decreases in cost of revenue.

Selling, general and administrative expenses decreased $1,619 or 53% to $1,419 for the thirteen weeks ended October 1, 2000 from $3,038 for the thirteen weeks ended October 3, 1999, primarily due to the successful implementation of various cost containment initiatives.

Operating loss from continuing operations decreased $4,029 or 66% to $2,052 for the thirteen weeks ended October 1, 2000 compared to $6,081 for the thirteen weeks ended October 3, 1999. The decrease in operating loss resulted primarily from an increase of $2,410 in gross profit for the thirteen weeks ended October 1, 2000 and a $1,619 decrease in operating expenses.

Other expenses increased by $578 to $2,380 for the thirteen weeks ended October 1, 2000, compared to $1,802 the thirteen weeks ended October 3, 1999, primarily due to increased interest expense of $293 and a decrease in other income of $285.

The Company's loss from continuing operations decreased $3,238 or $.25 per basic and diluted share to a loss of $4,434 or $0.35 per basic and diluted share for the thirteen weeks ended October 1, 2000 compared to loss of $7,672 or $0.60 per basic and diluted share for the thirteen weeks ended October 3, 1999.

The Company's net loss decreased $3,411 or $.26 per basic and diluted share to a net loss of $4,346 or $0.34 per basic and diluted share for the thirteen weeks ended October 1, 2000 compared to net loss of $7,757 or $0.61 per basic and diluted share for the thirteen weeks ended October 3, 1999.

The Company's EBITDA increased $3,431 to ($493) for the thirteen weeks ended October 1, 2000 from ($3,924) for the thirteen weeks ended October 3, 1999. EBITDA is net income (loss) excluding interest income, interest expense, income taxes, depreciation and amortization expense. While EBITDA should not be construed as a substitute for income (loss) from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial condition or cash flows, the Company is reporting EBITDA because it is commonly used by certain users of the Company's financial statements to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt.

Results of Operations for the thirty-nine weeks ended October 1, 2000
---------------------------------------------------------------------
and October 3, 1999
-------------------

The Company's net revenues decreased by $4,441 or 14% to $28,064 for the thirty-nine weeks ended October 1, 2000 from $32,505 for the thirty-nine weeks ended October 3, 1999. This decrease was primarily due to revenue decreases for the greenhouse tomato segment, that were primarily attributable to the reduction of product sales from the closing of the Wheatfield greenhouse, a decrease in product from contract growers and decreases in the Company's sales of coating products of $998 or 75% to $338 for the thirty-nine weeks ended October 1, 2000 from $1,336 for the thirty-nine weeks ended October 3, 1999. The coating products division sold all its assets except its BioSave(R) biofungicide products and technology to Pace International LLC in November 1999.

Cost of revenues decreased $5,086 or 14% to $30,530 for the thirty-nine weeks ended October 1, 2000 from $35,616 for the thirty-nine weeks ended October 3, 1999, primarily due to net revenue decreases.

Gross loss on net revenues decreased $645 to $2,466 for the thirty-nine weeks ended October 1, 2000 from a gross loss of $3,111 for the thirty-nine weeks ended October 3, 1999, primarily as a result of a decrease in cost of revenue. Gross profit percentage on net revenues increased 1% to (9%) for the thirty-nine weeks ended October 1, 2000 from a gross profit percentage of (10%) the thirty-nine weeks ended October 3, 1999 for the reasons stated above.

Selling, general and administrative expenses decreased $3,976 or 46% to $4,732 for the thirty-nine weeks ended October 1, 2000 from $8,708 for the thirty-nine weeks ended October 3, 1999, primarily due to the successful implementation of various cost containment initiatives.

An impairment charge of $654 was recorded in the thirty-nine weeks ended October 3, 1999, related to the Company's sale of substantially all of the assets of EPSC. The Company's long term assets, principally property and equipment and goodwill, were written down to the proposed sales price.

Operating loss from continuing operations decreased $5,275 or 42% to $7,198 for the thirty-nine weeks ended October 1, 2000 compared to $12,473 for the thirty-nine weeks ended October 3, 1999. The decrease in operating loss resulted primarily from an decrease of $4,630 in operating expenses for the thirty-nine weeks ended October 1, 2000, and by a $645 increase in gross profit.

Other expenses increased by $723 to $7,365 for the thirty-nine weeks ended October 1, 2000, compared to $6,642 for the thirty-nine weeks ended October 3, 1999, primarily due to a decrease in other income of $449 and an increase of $274 in interest expense.

The Company's net loss from continuing operations decreased $4,172 or $0.35 per basic and diluted share to a net loss of $14,584 or $1.13 per basic and diluted share for the thirty-nine weeks ended October 1, 2000 compared to net loss of $18,756 or $1.48 per basic and diluted share for the thirty-nine weeks ended October 3, 1999.

The Company's net income from discontinued operations decreased $440 or $0.03 per basic and diluted share to a net loss of $127 or $.01 per basic and diluted share for the thirty-nine weeks ended October 1, 2000 compared to net income of $313 or $.02 per basic and diluted share for the thirty-nine weeks ended October 3, 1999.

The Company's net loss decreased $3,732 or $0.32 per basic and diluted share to a net loss of $14,711 or $1.14 per basic and diluted share for the thirty-nine weeks ended October 1, 2000 compared to net loss of $18,443 or $1.46 per basic and diluted share for the thirty-nine weeks ended October 3, 1999.

The Company's EBITDA increased $3,235 to ($3,106) for the thirty-nine weeks ended October 1, 2000 from ($6,341) for the thirty-nine weeks ended October 3, 1999. EBITDA is net income (loss) excluding interest income, interest expense, depreciation and amortization expense.

Liquidity and Capital Resources

The Company's operations have been funded through revenues from product sales, public and private placements of its equity securities, bank loans and lease financings, licensing, collaborative research and development arrangements, investment income and the sale of certain assets.

The Company continues to experience a significant liquidity shortfall primarily due to weak market pricing. The Company has also delayed payments to certain vendors; however, the Company has structured extended terms with these vendors and has substantially paid most other vendors whose payments were delayed. In addition, the Company is in default under the Consolidated, Amended and Restated Loan Agreement dated as of January 2, 2000 with its lender CoBank, ACB ("CoBank").

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

Cash and cash equivalents were $72 at October 1, 2000 compared to $1,246 at January 2, 2000. Cash provided by operating activities of continuing operations totaled $2,360 for the thirty-nine weeks ended October 1, 2000 and principally consisted of a decrease in accounts receivable of $4,178 and inventory of $2,493 and an increase in accounts payable and accrued expenses of $5,756 and depreciation and amortization of $4,922, partially offset by a net loss of $14,711. Cash used in financing activities of continuing operations totaled $3,286 for the thirty-nine weeks ended October 1, 2000, which consisted of net payments under lines of credit of $3,000 and payments of long-term debt and capital leases of $286. Cash used in investment activities of continuing operations for the thirty-nine weeks ended October 1, 2000 totaled $279, which consisted of the purchase of property and equipment. The Company's net working capital deficit is $83,529 and its current ratio was 0.11 to 1, at October 1, 2000 compared to 0.18 to 1, at January 2, 2000.

Debt and capital leases decreased by $4,419 to $87,242 at October 1, 2000 compared to $91,661 at January 2, 2000. The decrease was attributable to payments of $3,000 to the working capital line of credit with CoBank, $1,131 to line of credit with Century Business Credit Corporation, $249 to notes payable and $39 on capital leases.

The Company believes that its $72 of cash and cash equivalents as of October 1, 2000, along with borrowings and revenues from product sales, and $2,200 of cash proceeds derived from the sale of the Company's 51% interest in Agro-Dan, Inc. in October 2000, will be sufficient to fund the Company's working capital needs, planned capital expenditures, and to service its indebtedness through October 1, 2001, provided that CoBank extends the maturity dates of certain payments under the Loan Agreement and the Company can resolve its short term cash flow shortfall by raising additional capital. The Company has engaged a financial advisor to assist it in raising additional funds to finance its ongoing operations in 2000, current debt obligations and expected growth after October 1, 2001. The Company is currently attempting to raise debt and/or equity financing. No assurance can be given that the Company will be able to complete the refinancing or that the Company's creditors will not attempt to enforce legal remedies available to them. This raises substantial doubt about the ability of the Company to continue as a going concern.

Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------

There has been no material change in market risk since January 2, 2000.

Forward-looking Statements
--------------------------

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

PART II.  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

The Company's wholly owned subsidiary, Village Farms, L.P. is in default under the Consolidated, Amended and Restated Loan Agreement as a result of its failure to make payments of approximately $14,818 in principal and interest under the terms of the agreement. As a result of this default, the lender has the right to accelerate the payment of all amounts outstanding under the facility. As of October 1, 2000 principal of $69,286 was outstanding under the facility.

Item 6.  Exhibits and Reports on Form 8-K

(i) Exhibits

10.134 Stock Purchase Agreement between EcoScience Corporation and Grodania A/S dated as of October 2, 2000. (Incorporated by reference to Exhibit 2 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2000)

10.135 Management Service Agreement entered into on July 1, 2000, by and between Greenhost, Inc and Village Farms, L.P.

27  Financial Data Schedule as of and for the Nine Months Ended October 1, 2000

(ii) Reports on Form 8-K.

(a) October 2, 2000 - regarding the sale of the 51% of Agro-Dan, Inc. to Grodania A/S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ECOSCIENCE CORPORATION
                                     Registrant




November 15, 2000                    /s/  Kenneth S. Hollander
                                     --------------------------------------
                                     Kenneth S. Hollander
                                     Senior Vice President and Chief
                                     Financial Officer  (Principal Financial
                                     and Accounting Officer)

                     ECOSCIENCE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX



Exhibit
Number        Exhibit Description
------        -------------------

10.134 Stock Purchase Agreement between EcoScience Corporation and Grodania A/S dated as of October 2, 2000. (Incorporated by reference to Exhibit 2 to the Company's report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2000)
10.135 Management Service Agreement entered into on July 1, 2000, by and between Greenhost, Inc and Village Farms, L.P.
27            Financial Data Schedule as of and for the Nine Months Ended
              October 1, 2000